Form 10-Q
period 2021-09-30
Piedmont Lithium Inc.
filed 2021-11-12
CIK 1728205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-38427
____________________________________________________________
PIEDMONT LITHIUM INC.
(Exact name of Registrant as specified in its Charter)
___________________________________________________________

Delaware	36-4996461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32 North Main Street, Suite 100 Belmont, North Carolina	28012
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (704) 461-8000
___________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2021, there were 15,869,395 shares of the Registrant’s common stock outstanding.

Part I - Financial Information
Item 1.    Financial Statements.
PIEDMONT LITHIUM INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2021	June 30, 2021
Assets
Cash and cash equivalents	$81,953,152	$142,651,648
Other current assets	2,468,945	1,251,322
Total current assets	84,422,097	143,902,970
Exploration and evaluation assets	36,030,540	26,597,803
Property, plant and equipment, net	746,124	725,863
Operating lease right-of-use assets	100,862	139,797
Other non-current assets	206,561	222,698
Equity investments in unconsolidated affiliates	58,539,329	16,262,498
Total assets	$180,045,513	$187,851,629

Liabilities and Stockholders’ Equity
Accounts payable	$2,832,978	$2,561,834
Accrued expenses	3,666,928	2,397,197
Current portion of long-term debt	1,287,318	1,085,142
Operating lease liabilities	100,437	140,435
Other current liabilities	40,157	29,906
Total current liabilities	7,927,818	6,214,514
Long-term debt, net of current portion	1,072,471	1,226,404
Total liabilities	9,000,289	7,440,918
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock; $0.0001 par value, 100,000,000 shares authorized; 15,869,395 and 15,764,533 shares issued and outstanding at September 30, 2021 and June 30, 2021, respectively	1,560	1,550
Additional paid-in capital	253,962,258	252,571,659
Accumulated deficit	(82,196,004)	(71,334,645)
Accumulated other comprehensive loss	(722,590)	(827,853)
Total stockholders’ equity	171,045,224	180,410,711
Total liabilities and stockholders’ equity	$180,045,513	$187,851,629
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2021	2020
Operating expenses:
Exploration and evaluation expenses	$5,563,028	$1,113,675
General and administrative expenses	4,818,647	731,973
Loss from operations	(10,381,675)	(1,845,648)
Other (expense) income:
Interest (expense) income, net	(59,051)	(56,589)
(Loss) gain from foreign currency exchange	(10,095)	18,977
Loss before income taxes (benefit)	(10,450,821)	(1,883,260)
Income tax expense (benefit)	—	—
Loss from equity investments in unconsolidated affiliates, net of tax	(410,538)	—
Net loss	$(10,861,359)	$(1,883,260)

Basic and diluted loss per weighted-average share	$(0.68)	$(0.17)
Basic and diluted weighted-average number of shares outstanding	15,863,027	11,086,970
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,
	2021	2020
Net loss	$(10,861,359)	$(1,883,260)
Equity investment income in unconsolidated affiliates	105,263	—
Other comprehensive income (loss), net of tax	105,263	—
Comprehensive loss	$(10,756,096)	$(1,883,260)
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(10,861,359)	$(1,883,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,733	4,236
Stock-based compensation	833,509	136,466
Noncash lease expense	38,935	32,643
Loss on equity investments in unconsolidated affiliates	410,538	—
Changes in operating assets and liabilities:
Other assets	(1,201,486)	(34,544)
Operating lease liabilities	(39,998)	(32,537)
Accounts payables	271,144	(254,178)
Accrued expenses and other current liabilities	1,279,982	321,003
Net cash used in operating activities	(9,265,002)	(1,710,171)
Cash flows from investing activities:
Purchase of exploration and evaluation assets	(9,191,735)	(3,256,708)
Capital expenditures	(23,994)	(2,269)
Purchase of equity investments in unconsolidated affiliates	(42,582,106)	—
Net cash used in investing activities	(51,797,835)	(3,258,977)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	7,690,251
Proceeds from exercise of stock options	557,100	—
Principal payments on long-term debt	(192,759)	(149,310)
Net cash provided by financing activities	364,341	7,540,941
Net (decrease) increase in cash	(60,698,496)	2,571,793
Cash and cash equivalents at beginning of period	142,651,648	18,857,088
Cash and cash equivalents at end of period	$81,953,152	$21,428,881

Supplemental disclosure of cash flow information:
Cash paid for interest	$59,051	$65,946
Noncash acquisitions of exploration and evaluation assets financed by sellers	241,002	389,500
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at beginning of period	10,356,762	$1,025	$76,187,975	$(51,589,139)	$(796,565)	$23,803,296
Issuance of common stock, net	1,200,000	120	7,690,131	—	—	7,690,251
Stock-based compensation expense	—	—	136,466	—	—	136,466
Expiration of stock options	—	—	(234,078)	234,078	—	—
Net loss	—	—	—	(1,883,260)	—	(1,883,260)
Balance at end of period	11,556,762	$1,145	$83,780,494	$(53,238,321)	$(796,565)	$29,746,753

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at beginning of period	15,764,533	$1,550	$252,571,659	$(71,334,645)	$(827,853)	$180,410,711
Stock-based compensation expense	—	—	833,509	—	—	833,509
Shares issued for exercise/vesting of stock-based compensation awards	104,862	10	557,090	—	—	557,100
Equity investment income in unconsolidated affiliates	—	—	—	—	105,263	105,263
Net loss	—	—	—	(10,861,359)	—	(10,861,359)
Balance at end of period	15,869,395	$1,560	$253,962,258	$(82,196,004)	$(722,590)	$171,045,224
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Piedmont Lithium Inc. (“Piedmont Lithium,” “we,” “our,” “us,” or the “Company”) is an exploration stage company centered on developing a multi-asset, integrated lithium business that enables the transition to a net zero carbon world and the creation of a clean energy economy in North America. Through this endeavor, we are focused on developing and manufacturing lithium products for the fast-growing electric vehicle industry. The centerpiece of our operations, our wholly-owned Carolina Lithium Project (“Carolina Lithium Project”), is located in the renowned Carolina Tin-Spodumene Belt of North Carolina. We are geographically diversified with equity investments in strategic partnerships that own lithium resource assets in Canada and Ghana. Collectively, these resource assets and the location of these assets in the United States, Canada and Ghana, strategically position us to be a large, low-cost, sustainable producer of lithium products and byproducts, including quartz, feldspar and mica, serving the North American and European electric vehicle and battery supply chains. The geology, geography and proximity of our resources, planned production operations and customer base, should allow us to deliver a valuable continuous supply of high-quality, sustainably produced lithium hydroxide from spodumene concentrate, which is preferred by most electric vehicle manufacturers. Our diversified operations should enable us to play a pivotal role in supporting the move toward decarbonization and the electrification of transportation and energy storage in the United States of America.
Redomiciliation
Piedmont Lithium Inc. acquired all of the issued and outstanding ordinary shares of Piedmont Lithium Limited (“Piedmont Australia”), our Australian predecessor and a wholly owned subsidiary, pursuant to a Scheme of Arrangement under Australian law, which was approved by Piedmont Australia’s shareholders on February 26, 2021, and the Supreme Court of Western Australia on May 5, 2021 (collectively referred to as “Redomiciliation”). As part of the Redomiciliation, the Company changed its place of domicile from Australia to the state of Delaware in the United States, effective on May 17, 2021.
Piedmont Australia’s ordinary shares were listed on the Australian Securities Exchange (“ASX”), and Piedmont Australia’s American Depositary Shares (“ADSs”), each representing 100 of Piedmont Australia’s ordinary shares, were traded on the Nasdaq Capital Market (“Nasdaq”). Following the approval of the Redomiciliation, the Company moved its primary listing from the ASX to Nasdaq and retained an ASX listing via Chess Depositary Interests (“CDIs”), each representing 1/100th of a share of common stock of Piedmont Lithium Inc.
All issued and outstanding shares of our common stock and per share amounts have been retroactively adjusted in these consolidated financial statements to reflect the 100:1 ratio and share consolidation. Shares of the Company’s common stock issued in connection with the Redomiciliation trade on Nasdaq under the symbol “PLL.”
Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in conformity with United States generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Therefore, these interim consolidated financial statements should be read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. These unaudited consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are considered necessary for a fair statement of the results of operations, financial position and cash flows for the periods presented. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending June 30, 2022, for any other interim period or for any other future fiscal year.

Our fiscal year ends on June 30 of each calendar year. Our reporting currency is in Unites States dollars (“USD”), and unless otherwise indicated, all references to “$” are to USD.

Risk and Uncertainties
We are subject to a number of risks similar to those of other companies of similar size in our industry, including but not limited to, the success of our exploration activities, need for additional capital (or financing) to fund operating losses, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, and dependence on key individuals.
We have accumulated deficits of $82.2 million and $71.3 million, as of September 30, 2021 and June 30, 2021, respectively. We have incurred net losses and utilized cash in operations since inception, and expect to incur future additional losses, as well. We have cash available on hand and believe that this cash will be sufficient to fund operations and meet our obligations as they come due within one year from the date these consolidated financial statements are issued. In the event our cash requirements change during the next twelve months, management has the ability and commitment to reduce operating expenses, as necessary. Until commercial production is achieved from our planned operations, we will continue to incur operating and investing net cash outflows associated with, among other things, maintaining and acquiring exploration properties and undertaking ongoing exploration activities. Our long-term success is dependent upon our ability to successfully raise additional capital or financing or enter into strategic partnership opportunities. Our long-term success is also dependent upon our ability to obtain certain permits and approvals, develop our planned mine, concentrator plant and chemical plant, earn revenues, and achieve profitability.
Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions, and allocations that affect amounts reported in the consolidated financial statements and related notes. Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets, fair value of stock-based compensation, income tax uncertainties, contingent assets and liabilities, legal claims, and environmental remediation. Actual results could differ due to the uncertainty inherent in the nature of these estimates.
Significant Accounting Policies
There have been no material changes in the significant accounting policies followed by us during the three months ended September 30, 2021 from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2021.
Recently Issued and Adopted Accounting Pronouncements
We have considered the applicability and impact of all recently issued accounting pronouncements and have determined that they were either not applicable or were not expected to have a material impact on our financial statements.
2.EXPLORATION AND EVALUATION ASSETS
We own land, specifically surface properties and the associated mineral rights, for the purpose of exploration and evaluation activities in North Carolina, United States. Additionally, we have entered into exclusive option agreements or land acquisition agreements, which upon exercise, allow us to purchase, or in some cases lease, surface properties and the associated mineral rights in North Carolina from landowners. For those properties under option, no liability is recorded until we are certain of exercising the option.
Total exploration and evaluation assets were $36,030,540 and $26,597,803 as of September 30, 2021 and June 30, 2021, respectively. We made land acquisition payments and land option payments to landowners, which included legal fees and other direct costs to enter into these contract agreements, that have been capitalized as acquisition costs and recorded in “Exploration and evaluation assets” in the consolidated balance sheets. Noncash acquisitions of exploration and evaluation assets financed by sellers were $241,002 and $389,500 for the three months ended September 30, 2021 and September 30, 2020, respectively.
We assess our exploration and evaluation assets for impairment in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment,” whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. We did not record impairment charges during the three months ended September 30, 2021 or 2020.

3.PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	September 30, 2021	June 30, 2021
Land	$688,829	$688,829
Office equipment	96,097	72,103
Property, plant, and equipment	784,926	760,932
Accumulated depreciation	(38,802)	(35,069)
Property, plant, and equipment, net	$746,124	$725,863
Depreciation expense was $3,733 and $4,236, for the three months ended September 30, 2021 and 2020, respectively, and is included in “General and administrative expenses” in the consolidated statements of operations.
4.EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES
On August 31, 2021, we entered into a strategic partnership with IronRidge Resources, Limited (“IRR”) by acquiring an equity interest of approximately 10% in IRR for $15,949,288. As part of our strategic partnership, we entered into a long-term supply agreement whereby IRR will sell 50% of spodumene concentrate produced in Ghana to Piedmont Lithium, subject to the Company exercising our ability to acquire an equity interest of 50% in IRR’s lithium-based portfolio in Ghana through expected future staged investments totaling approximately $87 million. Based on the relevant factors of the agreement, management concluded that we have significant influence over IRR and its operating and financial interests, but not a controlling financial interest, as defined in ASC Topic 323, “Investments—Equity Method and Joint Ventures.” Accordingly, management recorded this investment interest under the equity method in accordance with ASC 323. Our share of the income or loss from IRR is recorded on a one quarter lag.
We account for our existing investments in Sayona Mining Limited (“Sayona”) and Sayona Quebec Inc. (“Sayona Quebec”) as equity method investments. Our ownership interests in Sayona and Sayona Quebec enable us to influence the operating and financial decisions of both companies, but we do not have a controlling financial interest in either company. Our share of the income or loss from Sayona and Sayona Quebec is recorded on a one quarter lag.
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

On August 20, 2021, we invested AUD 9.8 million ($7.0 million) in equity offerings by Sayona. Our equity interest in Sayona, including the additional shares acquired, was approximately 19% on September 30, 2021. Our additional investment in Sayona was proportional to additional investments made by other Sayona shareholders; therefore, our investment ownership percentage did not materially change.
We did not have equity investments in unconsolidated affiliates in the three months ended September 30, 2020. The following table summarizes the carrying amount, including changes therein, of our equity method investments in the three months ended September 30, 2021:

	Sayona Mining Limited	Sayona Quebec Inc.	IronRidge Resources Limited	Total equity investments in unconsolidated affiliates
Balance at beginning of period	$11,194,905	$5,067,593	$—	$16,262,498
Initial investment(1)	—	—	15,949,288	15,949,288
Additional investment(2)	7,183,273	19,449,545	—	26,632,818
Loss from equity method investments	(374,151)	(36,387)	—	(410,538)
Share of income from equity method investments included in other comprehensive loss	105,263	—	—	105,263
Balance at end of period	$18,109,290	$24,480,751	$15,949,288	$58,539,329
____________________________________________________________________________
(1)Initial investment includes transaction costs of $90,856 for the three months ended September 30, 2021.
(2)Additional investment includes transaction costs of $150,465 for the three months ended September 30, 2021.

5.EQUITY
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
On the effective date of the Redomiciliation, the number or ordinary outstanding shares was reduced from 1,574,597,320 to 15,764,533 shares of common stock. All share and per share amounts in these consolidated financial statements and related notes for periods prior to the Redomiciliation have been retroactively adjusted to reflect the effect of the exchange ratio.
We are authorized to issue up to 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. We have no outstanding shares of preferred stock.
On September 24, 2021, we filed a $500 million automatic shelf registration statement with the SEC to provide us with capacity to publicly offer, common stock, preferred stock, warrants, debt, convertible or exchangeable securities, depositary shares, or units, or any combination thereof. We may from time to time raise capital under our shelf registration statement in amounts, at prices, and on terms to be announced when and if any securities are offered. The shelf registration statement expires on September 24, 2024. As of September 30, 2021, we have not utilized the shelf registration statement for any equity or debt financings.
6.STOCK-BASED COMPENSATION
Stock Incentive Plans
In March 2021, our Board of Directors adopted, in connection with the planned Redomiciliation, the Piedmont Lithium Inc. Stock Incentive Plan (“Incentive Plan”). A total of 3,000,000 shares of common stock are reserved for issuance under the Incentive Plan. The Incentive Plan authorized the grant of stock options, stock appreciation rights, restricted stock units and restricted stock, any of which may be performance-based. Our Compensation Committee determines the exercise price for stock options and the base price of stock appreciation rights, which may not be less than the fair market value of our common stock on the date of grant. Generally, stock options or stock appreciation rights vest after three years of service and expire at the end of ten years. Performance rights awards (“PRAs”) vest if we achieve certain pre-established performance targets that are based on specified performance criteria over a performance period. As of September 30, 2021, 2,945,251 shares of common stock were available for issuance under the Incentive Plan.
We include the expense related to stock-based compensation in the same financial statement line item as cash compensation paid to the same employee. Stock-based compensation expense related to all stock-based incentive plans is included in our consolidated statements of operations as follows:

	Three Months Ended September 30,
	2021	2020
Exploration and evaluation expenses	$336,375	$50,043
General and administrative expenses	497,134	86,423
Total stock-based compensation expense(1)	$833,509	$136,466
__________________________
(1)For the three months ended September 30, 2021 and 2020, we did not reflect a tax benefit associated with stock-based compensation expense in the consolidated statements of operations because we had a full tax valuation allowance during these periods. As such, the table above does not reflect the tax impacts of stock-based compensation expense.

Stock Option Awards

Stock options granted are equal to the market value of the underlying common stock on the date of grant. We use the Black-Scholes valuation model to measure stock option expense as of each respective grant date. As of September 30, 2021, we had unvested remaining stock-based compensation expense of $2,800,778 to be recognized through the fourth quarter of fiscal year 2024.

The activity under our stock option awards for the periods presented is reflected in the following table:

	Three Months Ended September 30,
	2021		2020
	Shares	Weighted- Average Exercise Price (per share)	Shares	Weighted- Average Exercise Price (per share)
Outstanding at beginning of period	392,504	$21.16	536,250	$16.88
Options granted	—	—	30,000	12.38
Options exercised or surrendered	(120,000)	13.93	—	—
Options expired	—	—	(60,000)	8.13
Outstanding at end of period	272,504	$24.34	506,250	$17.65

Restricted Stock Unit Awards

Restricted stock units (“RSUs”) are granted to employees and non-employee directors based on the market price of our common stock on the grant date and recognized in stock-based compensation expense over the vesting period, subject to the passage of time and continued service during the vesting period. In some instances, awards may vest concurrently with or following an employee’s termination. There was no activity during the three months ending September 30, 2021 and 2020. There were 36,745 RSUs outstanding as of September 30, 2021.

Performance Rights Awards

The fair value of PRAs is estimated at the date of grant based on the underlying share price (being the seven-day volume weighted average share price prior to issuance). PRAs are subject to milestones and the performance conditions must be satisfied in order for the PRAs to vest. Upon vesting of PRAs, common stock is automatically issued for no consideration. Each performance right automatically converts into one share of common stock upon vesting of the performance right. The performance right will expire if a performance condition of a performance right is not achieved by the expiry date.

The PRAs outstanding as of September 30, 2021 had the following performance conditions and expiration dates:

	Shares	Expiration Date
Performance rights subject to Integrated Feasibility Study Milestone	30,000	December 31, 2021
Performance rights subject to Construction Milestone	30,000	December 31, 2022
The activity under our PRAs for the periods presented is reflected in the following table:

	Three Months Ended September 30,
	2021		2020
	Shares	Weighted- Average Grant- Date Fair Value	Shares	Weighted- Average Grant- Date Fair Value
Unvested at beginning of period	60,000	$5.42	50,000	$5.20
PRAs granted	—	—	15,000	6.50
Unvested at end of period	60,000	$5.42	65,000	$5.50

7.LOSS PER SHARE
Basic and diluted loss per share is reflected in the following table:

	Three Months Ended September 30,
	2021	2020
Net loss	$(10,861,359)	$(1,883,260)

Weighted average number of common shares used in calculating basic and dilutive earnings per share(1)(2)	15,863,027	11,086,970

Basic and diluted loss per weighted average share	$(0.68)	$(0.17)
__________________________
(1)As of September 30, 2021, 272,504 stock options, 60,000 performance rights and 36,745 restricted stock units, collectively, represented 369,249 potential common shares and were considered anti-dilutive as they would decrease the loss per share. As of September 30, 2020, 506,250 stock options and 65,000 performance rights, collectively, represented 571,250 potential common shares and were considered anti-dilutive as they would decrease the loss per share.
(2)The weighted average number of common shares used in calculating basic and dilutive earnings per share has been adjusted to reflect the impact of the exchange ratio caused by the Redomiciliation.
8.INCOME TAXES

For the three months ended September 30, 2021, we recorded an income tax provision of $0 on a loss before taxes of approximately $10.5 million, resulting in an effective tax rate of 0%. For the three months ended September 30, 2020, we recorded an income tax provision of $0 on a loss before taxes of approximately $1.9 million, resulting in an effective tax rate of 0%. The effective tax rate and the federal statutory rate of 0% for the three months ended September 30, 2021 and the three months ended September 30, 2020 is primarily related to the full valuation allowance on net deferred tax assets.

As of September 30, 2021, we maintained a full valuation allowance against our net deferred tax assets. We continually review the adequacy of the valuation allowance and intend to continue maintaining a full valuation allowance on our net deferred tax assets until there is sufficient evidence to support reversal of all or a portion of the allowance. Should our assessment change in a future period, we may release all or a portion of the valuation allowance at such time, which would result in a deferred tax benefit in the period of adjustment.
9.SEGMENT REPORTING
We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC Topic 280, “Segment Reporting.” We have a single reportable operating segment which operates as a single business platform. In reaching this conclusion, management considered the definition of the Chief Operating Decision Maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM, how the CODM uses such information to make operating decisions, and how resources and performance are accessed. The results of operations provided to and analyzed by the CODM are at the consolidated level and accordingly, key resource decisions and assessment of performance are performed at the consolidated level. We have a single, common management team and our cash flows are reported and reviewed at the consolidated level only with no distinct cash flows at an individual business level.
10.COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are involved from time to time in various claims, proceedings, and litigation. We establish reserves for specific legal proceedings when we determine that the likelihood of an unfavorable outcome is probable, and the amount of loss can be reasonably estimated.
In July 2021, a lawsuit was filed against us in the United States District Court for the Eastern District of New York on behalf of a class of putative plaintiffs claiming violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The complaint alleged, among other things, that we made false and/or misleading statements and/or failed to make disclosure relating to proper and necessary permits. We have not recorded a reserve for this matter as we intend to vigorously defend against these claims. Although there can be no assurance as to the outcome, we do not believe these claims have merit.
On October 14, 2021, Vincent Varbaro, a purported holder of the Company’s American Depositary Shares and equity securities, filed a shareholder derivative suit in the United States District Court for the Eastern District of New York, purporting to bring claims on behalf of the Company against certain of the Company’s officers and directors. The complaint alleges that the defendants breached their fiduciary duties in connection with the Company’s statements regarding the timing and status of government permits for the Company’s North Carolina lithium project at various times between March 16, 2018 and July 19, 2021. No litigation demand was made to the Company in connection with this action. We have not recorded a reserve for this matter as we intend to vigorously defend against these claims. Although there can be no assurance as to the outcome, we do not believe these claims have merit.
11.RELATED PARTIES
Ledger Holdings Pty Ltd, a company associated with a non-executive director of the Company, was paid $0 and $25,000 in the three months ended September 30, 2021 and September 30, 2020, respectively, for services related to business development activities. These fees and associated payments were included in the non-executive director’s remuneration.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q and those in the sections of our Annual Report on Form 10-K for the year ended June 30, 2021 entitled “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements,” and “Cautionary Note Regarding Disclosure of Mineral Properties.”
Executive Overview
Piedmont Lithium Inc. is an exploration stage company developing a multi-asset, integrated lithium business contributing to the transition to a net zero carbon world and the creation of a clean energy economy in North America. Through this endeavor, we are focused on developing and manufacturing lithium products for the fast-growing electric vehicle industry. The centerpiece of our operations, our wholly-owned Carolina Lithium Project, is located in the renowned Carolina Tin-Spodumene Belt of North Carolina. We are geographically diversified with equity investments in strategic partnerships that own lithium resource assets in Canada and Ghana. Collectively, these resource assets and the location of these assets in the United States, Canada and Ghana, strategically position us to be a large, low-cost, sustainable producer of lithium products, serving the North American and European electric vehicle and battery supply chains. The geology, geography and proximity of our resources, planned production operations and customer base, should allow us to deliver a valuable supply of high-quality, sustainably produced lithium hydroxide from spodumene concentrate, which is preferred by most electric vehicle manufacturers. Our diversified operations should enable us to play a pivotal role in supporting the move toward decarbonization and the electrification of transportation and energy storage.
Redomiciliation
Piedmont Lithium Inc. acquired all of the issued and outstanding ordinary shares of Piedmont Australia, our Australian predecessor and a wholly-owned subsidiary, pursuant to a Scheme of Arrangement under Australian Law, which was approved by Piedmont Australia’s shareholders on February 26, 2021 and the Supreme Court of Western Australia on May 5, 2021 (collectively referred to as “Redomiciliation”). As part of the Redomiciliation, the Company changed its place of domicile from Australia to the State of Delaware in the United States, effective May 17, 2021.
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
All issued and outstanding shares of the Company’s common stock and per share amounts have been retroactively adjusted in these consolidated financial statements to reflect the 100:1 ratio and share consolidation.
Investments

On August 31, 2021, we paid approximately $15.9 million to acquire an equity interest of approximately 10% in IRR and to establish a strategic partnership with IRR. As part of our strategic partnership, we entered into a long-term supply agreement whereby IRR will sell 50% of spodumene concentrate produced in Ghana to Piedmont Lithium, subject to the Company exercising our ability to acquire an equity interest of 50% in IRR’s lithium-based portfolio in Ghana through expected future staged investments totaling $87 million.

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

On August 20, 2021, we invested AUD 9.8 million ($7.0 million) in equity offerings by Sayona. Our equity interest in Sayona, including the additional shares acquired, was approximately 19% on September 30, 2021. Our additional investment in Sayona was proportional to additional investments made by other Sayona shareholders; therefore, our investment ownership percentage did not materially change.
COVID-19 Impact
COVID-19 was declared a pandemic by the World Health Organization on March 11, 2020. In response, we implemented generally accepted protocols to protect the health and safety of our employees, contractors and communities during this pandemic, including allowing our employees to work remotely. Our business was not materially impacted by the negative impacts from COVID-19.
Components of our Results of Operations
Exploration and Evaluation Expenses
Exploration and evaluation expenses include drilling and sampling costs, technical and engineering studies, permitting costs and overhead costs, such as maintaining our exploration field offices and other professional services, associated with the exploration and evaluation of the Carolina Lithium Project. Expenditures for exploration and evaluation incurred by us are expensed as incurred up and until the completion of a definitive feasibility study, other than costs directly associated with acquiring the exploration properties, which are capitalized. Costs associated with the acquisition and maintenance of exploration rights are capitalized, rather than expensed.
General and Administrative Expenses
General and administrative expenses include overhead costs, such as employee compensation and benefits for corporate management and office staff including accounting, legal, human resources and other support personnel, professional service fees, insurance, and costs associated with maintaining our corporate headquarters. Included in employee compensation expenses are cash- and stock-based compensation expenses.
Other Income (Expense)
Other income (expense) consists of interest income (expense) and foreign currency exchange gain (loss). Interest income consists of interest earned on our cash and cash equivalents. Interest expense consists of interest incurred on long-term debt related to noncash acquisitions of exploration and evaluation assets financed by the seller as well as interest incurred for lease liabilities. Foreign currency exchange gain (loss) relates to our foreign bank accounts denominated in Australian dollars.
Loss from Equity Investments in Unconsolidated Affiliates, Net of Tax
Loss from equity investments in unconsolidated affiliates, net of tax, reflects our proportionate share of the net loss resulting from our investments in Sayona, Sayona Quebec and IRR. We have a significant influence but not a controlling interest in these investments. As such, these investments are reported at cost and adjusted each period, on a one-quarter lag, for our share of each investee’s loss.

Results of Operations
We operate as one reportable segment. The following table summarizes our results of operations:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Exploration and evaluation expenses	$5,563,028	$1,113,675	$4,449,353	399.5%
General and administrative expenses	4,818,647	731,973	4,086,674	558.3%
Loss from operations	(10,381,675)	(1,845,648)	(8,536,027)	462.5%
Other income (expense)	(69,146)	(37,612)	(31,534)	83.8%
Loss from equity investments in unconsolidated affiliates, net of tax	(410,538)	—	(410,538)	*
Net loss	$(10,861,359)	$(1,883,260)	$(8,978,099)	476.7%
__________________________
* Not meaningful.
Three months ended September 30, 2021 compared to three months ended September 30, 2020
Exploration and Evaluation Expenses
Exploration and evaluation expenses increased $4.4 million, or 399.5%, to $5.6 million in the three months ended September 30, 2021 compared to $1.1 million in the three months ended September 30, 2020. The increase in exploration and evaluation expenses was primarily due to increased engineering expenses and, to a lesser extent, permitting and metallurgical testing expenses associated with our Carolina Lithium Project. Drilling costs were not material for the three months ended September 30, 2021 and 2020.
General and Administrative Expenses
General and administrative expenses increased $4.1 million, or 558.3%, to $4.8 million in the three months ended September 30, 2021 compared to $0.7 million in the three months ended September 30, 2020. The increase in general and administrative expenses was primarily due to increased employee compensation expenses related to added headcount, including key management personnel and support staff at our headquarters in Belmont, North Carolina, professional and consulting fees such as legal and accounting costs, and insurance expenses. Employee compensation expenses include cash- and stock-based compensation expenses.
Other Income (Expense)
Other expense increased $31,534, or 83.8%, to $69,146 in the three months ended September 30, 2021 compared to $37,612 in the three months ended September 30, 2020. The increase in other expense was due to increases in interest expense, net, and foreign currency exchange loss.
Loss from Equity Investments in Unconsolidated Affiliates
Loss from equity investments in unconsolidated affiliates, net, was $410,538 in the three months ended September 30, 2021 compared to $0 in the three months ended September 30, 2020. The loss reflects our proportionate share of the net loss resulting from our investments in Sayona and Sayona Quebec. We did not record income (loss) for IRR in the three months ended September 30, 2021 as our investment in IRR was made in August 2021 and we record income (loss) for our equity investments on a one quarter lag. We did not have equity investments in unconsolidated affiliates during the three months ended September 30, 2020.

Liquidity and Capital Resources
Sources and Uses of Cash
As of September 30, 2021, our cash balances totaled $82.0 million and were held as cash deposits with banks. $76.1 million, or 92.8%, of our cash balances were held in the United States and the remaining $5.9 million, or 7.2%, of our cash balances were held in Australia. Cash balances in Australia can be repatriated to the United States with inconsequential tax consequences.
Our predominant sources of liquidity are cash flows from financing activities, primarily related to equity financing from issuances of our common stock, and our available cash balances. We have also entered into noncash seller financed debt associated with land acquisitions for exploration and evaluation activities related to our Carolina Lithium Project. We believe these sources will be sufficient to fund our cash requirements for at least the next twelve months.
Our primary uses of cash include: (i) operating costs primarily for exploration and evaluation activities for our Carolina Lithium Project, employee-related costs, professional and consulting fees, and administrative support costs, (ii) expenditures related to land acquisitions in North Carolina as part of our Carolina Lithium Project, (iii) capital expenditures, and (iv) investments in Sayona and Sayona Quebec as part of our Quebec Projects and our investment in IRR as part of our Ghana Project.
During the three months ended September 30, 2021, we made strategic equity investments totaling $42.6 million, consisting of $19.4 million in Sayona Quebec for our pro rata contribution to Sayona Quebec’s purchase of North American Lithium Inc., $7.2 million in Sayona for additional shares, and $15.9 million in IRR for an approximately 10% equity interest, as discussed above.
On September 24, 2021, we filed an automatic shelf registration statement with the SEC to provide us with capacity to publicly offer, common stock, preferred stock, warrants, debt, convertible or exchangeable securities, depositary shares, or units, or any combination thereof. We may from time to time raise capital under our shelf registration statement in amounts, at prices, and on terms to be announced when and if any securities are offered. The shelf registration statement expires on September 24, 2024. As of September 30, 2021, we have not utilized the shelf registration statement for any equity or debt financings.
We will incur significant cash expenditures for the construction of the proposed mine, concentrator plant and chemical plant at our proposed Carolina Lithium Project in North Carolina. Additionally, we will incur significant cash expenditures for construction and development costs associated with our equity investments in lithium projects in Canada with Sayona and Sayona Quebec and Ghana with IRR. As we approach construction decisions for our projects, we will evaluate various project financing options, including possible strategic partnering opportunities.
On August 31, 2021, we submitted a draft loan application to the Loan Programs Office of the U.S. Department of Energy for potential funding of construction costs for our proposed Carolina Lithium Project’s concentrator plant and chemical plant. We cannot be certain that our loan application will be approved or will have terms acceptable to us.
There are many factors that we have no control over yet have the potential to influence the timing of our future cash flows. These factors include, but are not limited to, permitting and approvals for our projects, our ability to access capital markets, stock price volatility, commodity price volatility, market conditions and access to labor. See “Part I Item 1A - Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2021.
We had working capital of $76.5 million and $137.7 million as of September 30, 2021 and June 30, 2021, respectively, resulting in a decrease in working capital of $61.2 million mostly attributable to a decrease in cash of $60.7 million. The decrease in cash was primarily due to equity investments in our Quebec Projects and Ghana Project of $42.6 million; net loss, adjusted for noncash items, of $9.6 million; and cash purchases of $9.2 million related to exploration and evaluation assets, specifically land acquisitions in North Carolina.
The following table is a condensed schedule of cash flows provided as part of the discussion of liquidity and capital resources:

	Three Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(9,265,002)	$(1,710,171)
Net cash used in investing activities	(51,797,835)	(3,258,977)
Net cash provided by financing activities	364,341	7,540,941
Net (decrease) increase in cash and cash equivalents	$(60,698,496)	$2,571,793
Cash Flows from Operating Activities
Operating activities used $9.3 million and $1.7 million in the three months ended September 30, 2021 and 2020, respectively, resulting in an increase in cash used in operating activities of $7.6 million. The increase in cash used in operating activities was primarily due to an increase in net loss of $9.6 million, adjusted for noncash items, partially offset by an increase from changes in operating assets and liabilities.
Cash Flows from Investing Activities
Investing activities used $51.8 million and $3.3 million in the three months ended September 30, 2021 and 2020, respectively, resulting in an increase in cash used in investing activities of $48.5 million. The increase in cash used in investing activities was mainly due to our equity investments in IRR, Sayona and Sayona Quebec totaling $42.6 million in the three months ended September 30, 2021, as discussed above, and an increase in cash purchases of exploration and evaluation assets for our Carolina Lithium Project of $5.9 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Cash Flows from Financing Activities
Financing activities provided $0.4 million and $7.5 million in three months ended September 30, 2021 and 2020, respectively, resulting in a decrease in cash provided by financing activities of $7.2 million. The decrease in cash provided by financing activities was primarily due to a decline in equity financing as we received cash of $0.6 million through the exercise of employee stock options in the three months ended September 30, 2021 compared to $7.7 million in cash received through issuance of our common stock, net of issuance costs, in the three months ended September 30, 2020. Principal payments on long-term debt totaled $0.2 million and $0.1 million in the three months ended September 30, 2021 and 2020, respectively.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Critical Accounting Polices and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes in the significant accounting policies followed by us during the three months ended September 30, 2021 from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2021.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Our market risks have not changed significantly from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2021.
Item 4.    Controls and Procedures.

Our management, under supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer and Principal Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2021. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting identified in the evaluation for the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
As of September 30, 2021, we were not a party to any material legal proceedings.
In July 2021, a lawsuit was filed against us in the United States District Court for the Eastern District of New York on behalf of a class of putative plaintiffs claiming violations of the Exchange Act. The complaint alleged, among other things, that we made false and/or misleading statements and/or failed to make disclosure relating to proper and necessary permits. We intend to vigorously defend against these claims. Although there can be no assurance as to the outcome, we do not believe these claims have merit.
On October 14, 2021, Vincent Varbaro, a purported holder of the Company’s American Depositary Shares and equity securities, filed a shareholder derivative suit in the United States District Court for the Eastern District of New York, purporting to bring claims on behalf of the Company against certain of the Company’s officers and directors. The complaint alleges that the defendants breached their fiduciary duties in connection with the Company’s statements regarding the timing and status of government permits for the Company’s North Carolina lithium project at various times between March 16, 2018 and July 19, 2021. No litigation demand was made to the Company in connection with this action. We intend to vigorously defend against these claims. Although there can be no assurance as to the outcome, we do not believe these claims have merit.
Item 1A.    Risk Factors.
There have been no material changes in our risk factors from those disclosed in “Part I Item 1A - Risk Factors.” in our Annual Report on Form 10-K for the year ended June 30, 2021.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable because we do not currently operate any mines subject to the U.S. Federal Mine Safety and Health Act of 1977.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Piedmont Lithium Inc. (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed on May 18, 2021)
3.2	Amended and Restated Bylaws of Piedmont Lithium Inc. (filed with the SEC as Exhibit 3.2 to the Company’s Current Report on Form 8-K12B filed on May 18, 2021)
23.1*	Consent of Qualified Person
23.2*	Consent of Qualified Person
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
96.1*	Technical Report Summary, dated October 20, 2021
101.INS*	XBRL Instance Document - - embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).
__________________________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Piedmont Lithium Inc.
(Registrant)

Date: November 12, 2021	By:	/s/ Michael White
Michael White
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)