Form 10-KT
period 2021-12-31
Piedmont Lithium Inc.
filed 2022-02-28
CIK 1728205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-KT
__________________________
(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or the fiscal year ended
or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from July 1, 2021 to December 31, 2021
Commission File Number 001-38427
___________________________________________________________

PIEDMONT LITHIUM INC.
(Exact name of Registrant as specified in its Charter)
_________________________________________________________________________________________

Delaware	36-4996461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
32 North Main Street, Suite 100 Belmont, North Carolina	28012
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (704) 461-8000
___________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.0001 per share	PLL	The Nasdaq Capital Market
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒ No☐
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2021, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (based on the closing price of the registrant's common shares on the Nasdaq Stock Market for June 29, 2021) was approximately $1,167,000,000. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

As of February 19, 2022, there were 15,908,677 shares of the Registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Our Transition Report on Form 10-KT (“Transition Report”) contains forward-looking statements that involve risks and uncertainties and includes statistical data, market data and other industry data and forecasts, which we obtained from market research, publicly available information and independent industry publications and reports that we believe to be reliable sources.
Certain information included or incorporated by reference in our Transition Report may be deemed to be “forward-looking statements” within the meaning of applicable securities laws. Such forward-looking statements concern our anticipated results and progress of our operations in future periods, planned exploration and development of our properties and plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “expect,” “estimate,” “may,” “might,” “will,” “could,” “can,” “shall,” “should,” “would,” “leading,” “objective,” “intend,” “contemplate,” “design,” “predict,” “potential,” “plan,” “target” and similar expressions are generally intended to identify forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements. Forward-looking statements in our Transition Report include, but are not limited to, statements with respect to risks related to:
•our operations being further disrupted and our financial results being adversely affected by public health threats, including the novel coronavirus (“COVID-19”) pandemic;
•our limited operating history in the lithium industry;
•our status as a development stage issuer, including our ability to identify lithium mineralization and achieve commercial lithium mining;
•mining, exploration and mine construction, if warranted, on our properties, including timing and uncertainties related to acquiring and maintaining mining, exploration, environmental and other licenses, permits, zoning, re-zoning access rights or approvals in Gaston County, North Carolina (including the Carolina Lithium Project, as defined below), the Province of Quebec, Canada and Ghana as well as properties that we may acquire or obtain an equity interest in the future;
•our ability to achieve and maintain profitability and to develop positive cash flows from our mining and processing activities;
•our estimates of mineral resources and whether mineral resources will ever be developed into mineral reserves;
•investment risk and operational costs associated with our exploration and development activities;
•our ability to develop and achieve production on our properties;
•our ability to enter into and deliver products under sales agreements;
•the pace of adoption and cost of developing electric transportation and storage technologies dependent upon lithium batteries;
•our ability to access capital and the financial markets;
•recruiting, training, developing and retaining employees;
•possible defects in title of our properties;
•compliance with government regulations;
•environmental liabilities and reclamation costs;
•estimates of and volatility in lithium prices or demand for lithium;
•our common stock price and trading volume volatility; and
•our failure to successfully execute our growth strategy, including any delays in our planned future growth.
All forward-looking statements reflect our beliefs and assumptions based on information available at the time the assumption was made. These forward-looking statements are not based on historical facts but rather on management’s expectations regarding future activities, results of operations, performance, future capital and other expenditures, including the amount, nature and sources of funding thereof, competitive advantages, business prospects and opportunities. By its nature, forward-looking information involves numerous assumptions, inherent risks and uncertainties, both general and specific, known and unknown, that contribute to the possibility that the predictions, forecasts, projections or other forward-looking statements will not occur. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the securities laws of the United States (“U.S.”), we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in our Transition Report by the foregoing cautionary statements.
CAUTIONARY NOTE REGARDING DISCLOSURE OF MINERAL PROPERTIES
We are subject to the periodic reporting requirements of both U.S. and Australian securities laws with respect to mining matters. In the U.S., we are governed by the Exchange Act of 1934, as amended (“Exchange Act”), including Regulation S-K, Subpart 1300 (“S-K 1300”) thereunder. In Australia, we are governed by the 2012 Edition of the Australasian Code for Reporting of Exploration Results, Mineral Resources and Ore Reserves (“JORC Code”). Both sets of reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported but may at times embody different approaches or definitions.
On October 21, 2021, we announced an inaugural mineral resources estimate for our Carolina Lithium Project. On December 14, 2021, we announced the completion of a bankable feasibility study (“BFS”) for our Carolina Lithium Project, which included an initial estimation of ore reserves. These estimates of mineral resources and ore reserves were compatible with both S-K 1300 and JORC Code. Technical Report Summaries with respect to our mineral resources and estimated ore reserves are filed as exhibits to our Transition Report.

PART I
Item 1.    BUSINESS
Overview
We are a development stage company developing a multi-asset, integrated lithium business contributing to the transition to a net zero carbon world and the creation of a clean energy economy in North America. Through this endeavor, we are focused on developing and manufacturing battery quality lithium hydroxide for the fast-growing electric vehicle industry. The centerpiece of our operations, our wholly-owned Carolina Lithium Project, is a development stage project located in the renowned Carolina Tin-Spodumene Belt of North Carolina. We are geographically diversified with equity investments in strategic partnerships that own lithium resources and ore reserves in Canada and lithium resources in Ghana. Collectively, these resources and ore reserves and the location of these assets, strategically position us to be a large, low-cost, sustainable producer of lithium products, serving the North American electric vehicle and battery supply chains. The geology, geography and proximity of our resources, planned production operations and customer base, should allow us to deliver a valuable supply of high-quality, sustainably produced lithium hydroxide from spodumene concentrate, which is preferred by most electric vehicle manufacturers. Our diversified operations should enable us to play a pivotal role in supporting the move toward decarbonization and the electrification of transportation and energy storage.
Unless the context otherwise indicates, the terms “we,” “us,” “our,” “Company,” and “Piedmont Lithium” all refer to Piedmont Lithium Inc. and its consolidated subsidiaries at all times on and after the effective date of the Redomiciliation, as defined below, refer to Piedmont Lithium Pty Ltd (formerly named Piedmont Lithium Limited) (“Piedmont Australia”) and its consolidated subsidiaries at all times prior to the effective date of the Redomiciliation.
We are incorporated in the State of Delaware. We maintain executive offices at 32 North Main Street, Suite 100, Belmont, NC 28012, and our telephone number is (704) 461-8000. Our website address is www.piedmontlithium.com. Shares of our common stock, par value $0.0001 per share, are traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol “PLL” and our chess depository interests (“CDIs”), each representing 1/100th of a share of our common stock, are traded on the Australian Securities Exchange (“ASX”), also under the symbol “PLL.”
Change in Fiscal Year End
On December 9, 2021, our Board of Directors (“Board”) approved a change in our fiscal year end from June 30 to December 31, effective January 1, 2022. As a result of this change, we are filing this Transition Report for the six-month transition period ended December 31, 2021. In our Transition Report, references to “fiscal year” refer to years ended June 30.
Foreign Currencies
These consolidated financial statements have been presented in our reporting currency, U.S. dollars. Prior to June 30, 2020, our functional currency was the Australian dollar (“AUD”). The change in functional currency was triggered by our increased exposure to the U.S. dollar and our expectation that future operating and capital costs will be predominantly in U.S. dollars. The change in functional currency was applied prospectively from June 30, 2020 in accordance with generally accepted accounting principles in the United States (“GAAP”).
Gains and losses arising from translations or settlements of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency translation adjustments resulting from the change in functional currency are included in “Other comprehensive income (loss), net of tax,” and gains and losses resulting from foreign currency transactions are presented in “Loss (gain) from foreign currency exchange” in the consolidated financial statements.
Unless otherwise indicated, all references to “$” are to U.S. dollars.
Redomiciliation
The Company acquired all of the issued and outstanding ordinary shares of Piedmont Australia, our Australian predecessor and now, a wholly-owned subsidiary, pursuant to a Scheme of Arrangement under Australian law, which was approved by Piedmont Australia’s shareholders on February 26, 2021 and the Federal Court of Australia on May 5, 2021 (collectively referred to as “Redomiciliation”). As part of the Redomiciliation, we changed our place of domicile from Australia to the State of Delaware in the U.S., effective May 17, 2021.
Prior to the Redomiciliation, Piedmont Australia’s ordinary shares were listed on the ASX, and Piedmont Australia’s American Depositary Shares (“ADSs”), each representing 100 of Piedmont Australia’s ordinary shares, were traded on Nasdaq. Following the approval of the Redomiciliation, we moved our primary listing from the ASX to Nasdaq and retained an ASX listing via CDIs, each representing 1/100th of a share of common stock of Piedmont Lithium Inc.
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
All issued and outstanding shares of our common stock have been retroactively adjusted in these consolidated financial statements to reflect the 100:1 ratio and share consolidation as if these events had occurred on July 1, 2018.
Our Segment
We have one operating segment which is also our reportable segment. Our chief operating decision maker, who is also our Chief Executive Officer (“CEO”), manages our operations on a consolidated basis for purposes of allocating resources.
Our Strategy
Our strategy is to become a fully integrated North American producer of lithium hydroxide using spodumene concentrate sourced from multiple global mineral deposits in which we hold both economic interests and long-term supply agreements. The centerpiece of our business is our wholly-owned Carolina Lithium Project in North Carolina. We also hold economic interests and long-term supply agreement rights in existing spodumene concentrate assets in Canada and pre-production hard rock lithium projects in Canada and Ghana.
Our strategy involves developing a low cost, highly sustainable, North American source of lithium hydroxide manufactured from both domestic and imported spodumene concentrate, giving North American battery and electric vehicle manufacturers better continuity of supply while supporting their environmental commitments. A key component of our strategy is to become an integrated supplier with access to premier global mineral resources, spodumene concentrate facilities and lithium hydroxide processing facilities. This approach should allow us to become one of the most sustainable, cost-effective suppliers of lithium hydroxide in the world. Further, this approach should help potential customers achieve their important environmental, social and governance (“ESG”) goals.
Complementary to our lithium-based strategy is our plan to maximize the utilization of our Carolina Lithium Project’s mineral resources, including marketable byproducts quartz, feldspar and mica. The existence of these minerals in our Carolina Lithium Project’s ore body creates the potential for additional revenue streams while lowering production costs related to our primary ore extraction and processing of lithium hydroxide. The availability and marketability of quartz, feldspar, and mica will significantly reduce waste associated with the manufacturing of lithium hydroxide, thereby contributing to our sustainability goals within our ESG strategy.
Our equity investments in Quebec, Canada, which include the existing mining operation of North American Lithium (“North American Lithium” or “NAL”) near Val-d’Or, Canada, position us for potential future production of spodumene concentrate, while taking advantage of low-cost hydroelectricity. Our equity investment in and strategic partnership with Atlantic Lithium Limited (“Atlantic Lithium”) includes an earn-in agreement and positions us for potential future production of spodumene concentrate with exceptional logistics including close proximity to power, roads and port in Ghana. We believe our equity investments in Quebec and earn-in agreement in Ghana will provide us access to hard rock lithium assets including a future long-term supply of spodumene concentrate through our existing spodumene concentrate supply agreements.

We have focused on projects with the potential for scale, high-quality, sustainable production practices, and are strategically located to support our proposed lithium hydroxide manufacturing sites. Our strategy is to focus on the development of projects across our asset portfolio with an emphasis in the near term on creating positive cash flow from the restart NAL’s operations. We plan to advance our other projects on the earliest practical timelines achievable subject to ongoing regulatory approvals, technical studies and funding requirements.

Our business plan is subject to market conditions and the ability to develop an economically viable project. We intend to implement our business plan by:
•advancing our integrated Carolina Lithium Project to an investment decision by completing remaining permitting and engineering activities;
•in conjunction with our partners, restarting spodumene concentrate production at North American Lithium in 2023;
•completing a definitive feasibility study for our Ghana Project together with our partners, completing permit applications and obtaining approvals, and making an election to proceed with project construction;
•advancing our second planned lithium hydroxide processing facility in the U.S. by completing initial technical studies and making a final site selection;
•undertaking discussions with potential strategic parties including possible investments in our projects with agreement for future offtake of lithium products;
•completing required project financing activities;
•commencing byproduct manufacturing and sales operations for our Carolina Lithium Project;
•completing additional drilling programs on our properties to increase our current mineral resource estimates; and
•continuing to secure additional properties within the Carolina Tin-Spodumene Belt to undertake additional exploration.
Ownership Interests
We own, either directly or indirectly:
•a 100% interest in our Carolina Lithium Project, including a 100% interest in Gaston Land Company, LLC, a wholly-owned subsidiary of Piedmont Lithium Carolinas, Inc. Gaston Land Company, LLC holds all of our real property and mineral rights interests in North Carolina;
•an equity interest of approximately 17% in Sayona Mining Limited (“Sayona”), an Australian company publicly listed on the ASX, forming a strategic partnership to explore, evaluate, mine, develop, and ultimately produce spodumene concentrate in Quebec, Canada;
•an equity interest of 25% in Sayona Quebec Inc. (“Sayona Quebec”) for the purpose of furthering our investment and strategic partnership in Quebec, Canada with Sayona. The remaining 75% equity interest is held by Sayona. Sayona Quebec holds a 100% interest in the existing lithium mining operations of North American Lithium;
•an equity interest of approximately 10% in Atlantic Lithium, previously named IronRidge Resources Limited, an Australian company publicly listed on the Alternative Investment Market of the London Stock Exchange, forming a strategic partnership to explore, evaluate, mine, develop, and ultimately produce spodumene concentrate in Ghana. We have the right to acquire up to a 50% equity interest in Atlantic Lithium’s Ghanaian-based Cape Coast lithium portfolio companies (collectively, “Atlantic Lithium Ghana”), which are wholly-owned subsidiaries of Atlantic Lithium, through future staged investments;
•an equity interest of 33% in Pronto Minerals, LLC (“Pronto Minerals”), a North Carolina limited liability company, for the purpose of marketing and selling byproducts, specifically quartz, feldspar, and mica, produced by Piedmont Lithium Inc. The remaining 67% equity interest is held by Ion Carbon Minerals, LLC (“Ion”), a North Carolina limited liability company; and
•an equity interest of approximately 5% interest in Ricca Resources Limited (“Ricca Resources”), a privately held gold exploration company in Africa and headquartered in Sydney, Australia. In December 2021, Atlantic Lithium spun-off its gold business assets by exchanging them for shares in newly formed Ricca Resources. The shares in Ricca Resources were distributed to the shareholders of Atlantic Lithium and treated as a return of capital. Ricca Resources is reported as investments in equity securities and included in “Other current assets” in our consolidated balance sheets as of December 31, 2021.

Our Lithium Projects
Carolina Lithium Project
Overview
The Carolina Lithium Project is a development stage project for the mining, development and production of lithium products. Piedmont Lithium holds a 100% interest in the Carolina Lithium Project located within the Carolina Tin-Spodumene Belt, which historically provided most of the western world’s lithium between the 1950s and 1980s. The Carolina Tin-Spodumene Belt is located approximately 25 miles west of Charlotte, North Carolina in the United States.
As of December 31, 2021, our Carolina Lithium Project was comprised of real property and associated mineral rights totaling approximately 3,245 acres, of which approximately:
•1,527 acres are owned;
•113 acres are subject to long-term leases;
•79 acres are subject to lease-to-own agreements; and
•1,526 acres are subject to exclusive option agreements. These exclusive option agreements, upon exercise, allow us to purchase or, in some cases, enter into long-term lease agreements for the real property and associated mineral rights. Our option agreements provide for annual option payments, bonus payments during periods when we conduct drilling, and royalty payments during periods when we conduct mining. Our option agreements generally provide us with an option to purchase the optioned property at a specified premium over fair market value. Upon exercise of our purchase option, our obligation to make annual option payments and bonus payments terminates.
We generally control all of the surface and mineral rights for the Carolina Lithium Project under applicable agreements. We also own real property totaling 61-acres in Kings Mountain, North Carolina, where we hold a synthetic minor air permit and which was the subject of prior technical studies for a planned lithium hydroxide conversion facility.

Piedmont Lithium Location in the Carolina Tin-Spodumene Belt
Ore Reserves

An “ore reserve” is an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person (“QP”), can be the basis of an economically viable project. Specifically, ore reserve is the economically mineable part of a measured or indicated mineral resource, which in our case excludes diluting materials and allowances for losses that may occur when the material is mined or extracted. The term “economically viable,” as used in the definition of reserve, means that the QP has analytically determined that extraction of the ore reserve is economically viable under reasonable investment and market assumptions.
The term “proven reserves” means the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource. The term “probable reserves” means ore reserves for which quantity and grade are computed from information similar to that used for proven reserves, but the sites for sampling are farther apart or are otherwise less closely spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.
Proven and probable ore reserves are based on extensive drilling, sampling, mine modeling, and metallurgical testing from which we determined economic feasibility. The reference point for ore reserves is the undiluted ore, excluding dilution material, delivered to our spodumene concentrator. The price sensitivity of ore reserves depends upon several factors including grade, metallurgical recovery, operating cost, and waste-to-ore ratio. The ore reserves table below lists the estimated metallurgical recovery rate for the Carolina Lithium Project, which includes the estimated recovery of both spodumene concentrate and conversion to lithium hydroxide. The cut-off grade, or lowest grade of mineralization considered economic to process, depends upon prevailing economic conditions, estimated mineability of our deposit, and amenability of the ore reserve to spodumene concentration and conversion to lithium hydroxide.
The Carolina Lithium Project does not contain any proven ore reserves at this time. The probable reserve figures presented herein are estimates based on information available at the time of calculation. No assurance can be given that the estimated levels of metallurgical recovery of lithium or by-product minerals will be realized. Metric tons of ore containing lithium and byproduct minerals included in the proven and probable reserves are those contained prior to losses during metallurgical treatment. Reserve estimates may require revision based on actual production. Market fluctuations in the price of lithium hydroxide, as well as increased production costs or reduced metallurgical recovery rates, could render certain proven and probable reserves containing higher cost reserves uneconomic to exploit and might result in a reduction of ore reserves.
We have reported ore reserves, prepared in accordance with S-K 1300, as part of our exploration and evaluation activities. As of December 31, 2021, we have reported 18.3 million metric tons of probable ore reserves at a grade of 1.10% lithium oxide (“Li2O”). On January 31, 2022, we filed a technical report summary for our feasibility study, which included our estimation of ore reserves.
Probable ore reserves have been estimated and based on the consideration of pertinent modifying factors, inclusive of geological, environmental, regulatory and legal factors, in converting a portion of the mineral resources to ore reserves. All converted mineral resources were classified as probable ore reserves. There were no measured mineral resources defined that could be converted into proven ore reserves, and no inferred mineral resources were included in the estimation of ore reserves. Cutoff grade of 0.4% Li2O was used in creation of the block model.
An open pit mining method was selected due to the ore body outcropping in several places along the surface. No other mining method was evaluated as part of the ore reserves estimation. Mine design parameters include overburden batter angle in unconsolidated material of 27 degrees, face batter angle of 75 degrees, inter-ramp slope of 57 degrees, overall slope of 51 degrees, berm width of 10 meters, berm height working 12 meters, berm height final wall of 24 meters, ramp width of 30 meters, ramp grade of 10%, mine dilution of 10%, process recovery for spodumene concentrate of 77%, and minimum mining width of 50 meters.
Operating costs were established using budget pricing from mining contractors based on a request for proposal issued by Marshall Miller and Associates combined with first principles estimates for utilities including electrical service from Duke Energy. Royalties of $1.00 per run-of-mine metric ton are based on the average land option agreement.
Lithium mineral resources and ore reserves include tonnage estimates for Li2O, Lithium Carbonate Equivalent (“LCE”), whereby one metric ton of Li2O is equivalent to 2.473 metric tons of LCE, and lithium hydroxide monohydrate (“LiOH·H2O”) tonnage, whereby one metric ton of Li2O is equivalent to 2.81 metric tons of LiOH·H2O.

Carolina Lithium Project – Estimate of Ore Reserves (undiluted)
Ore Reserves Category	Metric Tons (in millions)	Grade (Li2O%)	Li2O (metric tons)	LCE (metric tons)	LiOH·H2O (metric tons)	Cut-Off Grade (% Li2O)	Metallurgical Recovery(1) (%)
Proven	-	-	-	-	-	0.4	70.1
Probable	18.26	1.10	200,000	495,000	562,000
Total	18.26	1.10	200,000	495,000	562,000
(1) The metallurgical recovery of ore reserves is based on 77% recovery of ore to spodumene concentrate, and 91% metallurgical recovery of spodumene concentrate to battery quality lithium hydroxide.
Mineral Resources
The mineral resource figures presented herein are estimates based on information available at the time of calculation and are exclusive of reserves. A “mineral resource” is a concentration or occurrence of solid material of economic interest in or on the Earth’s crust in such form, grade, or quality and quantity that there are reasonable prospects for eventual economic extraction. The location, quantity, grade or quality, continuity and other geological characteristics of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge, including sampling. The reference point for mineral resources is in situ. Mineral resources are subdivided in order of increasing geological confidence into inferred, indicated and measured categories. Metric tons of mineral resources containing spodumene, quartz, feldspar and mica, included in the measured, indicated, and inferred resources, are those contained prior to losses during metallurgical treatment. The terms “measured resource,” “indicated resource,” and “inferred resource” mean the part of a mineral resource for which quantity and grade or quality are estimated on the basis of geological evidence and sampling that is considered to be comprehensive, adequate, or limited, respectively.
Market fluctuations in the price of lithium hydroxide as well as increased production costs or reduced metallurgical recovery rates, could change future estimates of resources.
We have reported mineral resources, prepared in accordance with S-K 1300 requirements of the Securities and Exchange Commission (“SEC”) as part of our exploration and evaluation activities. On November 12, 2021, we filed a technical report summary of our most recent mineral resources estimate. As of December 31, 2021, we have reported 44.2 million metric tons of mineral resources at a grade of 1.08% Li2O.
Key assumptions and parameters relating to the lithium mineral reserves and resources are discussed in sections 1.9 and 1.10 of the Carolina Lithium Project technical report summary filed as Exhibit 96.1 in this Transition Report.

Carolina Lithium Project – Summary of Mineral Resources Estimate
Resource Category	Metric Tons (in millions)	Grade (Li2O%)	Li2O (thousand metric tons)	LCE (thousand metric tons)	LiOH·H2O (thousand metric tons)	Cut-Off Grade (% Li2O)	Metallurgical Recovery(1) (%)
Indicated	28.22	1.11	313,000	774,000	879,000	0.4	71.2
Inferred	15.93	1.02	162,000	401,000	455,000
Total	44.15	1.08	475,000	1,175,000	1,334,000
(1) The overall metallurgical recovery from spodumene ore to lithium hydroxide monohydrate.
Comparison of Resources and Reserves as of December 31, 2021 and June 30, 2021, 2020 and 2019
We did not have mineral resources estimates or mineral reserves estimates as of June 30, 2021, 2020 or 2019. As a result, we are not providing an analysis of changes in estimates for mineral resources and mineral reserves.
Internal Controls
We have internal controls for reviewing and documenting the information supporting the ore reserve and mineral resource estimates, describing the methods used, and ensuring the validity of the estimates. These internal control processes were not materially impacted by the adoption of S-K 1300. Information that is utilized to compile ore reserves and mineral resources is prepared and certified by appropriate QPs and is subject to our internal review process, which includes review by a QP. The QP and management agree on the reasonableness of the criteria for the purposes of estimating resources and reserves. Calculations using these criteria are reviewed and validated by the QP. We recognize the risks inherent in mineral resource and reserve estimates, such as the geological complexity, interpretation and extrapolation of data, changes in operating approach, macroeconomic conditions and new data, among others. Overestimated resources and reserves resulting from these risks could have a material effect on future profitability.
Spodumene Concentrate Operation
The BFS for our Carolina Lithium Project is based on a mine life of 11 years of ore reserves, with an estimated average annual production of 242,000 metric tons of spodumene concentrate at steady-state.
There remains significant opportunity to increase the ore reserve life of our Carolina Lithium Project beyond 11 years by conversion of existing mineral resources to ore reserves or by discovery of additional resources within the Carolina Tin-Spodumene Belt within a reasonable trucking or conveying distance to the proposed spodumene concentrator plant.
Lithium Hydroxide Conversion Operation
The BFS for our Carolina Lithium Project assumes a lithium hydroxide conversion plant, also referred to as a chemical plant, that will operate for 30 years, with production commencing approximately 90 days after the start of the spodumene concentrator plant. The lithium hydroxide chemical plant has an estimated production rate of 30,000 metric tons of lithium hydroxide per year.
The BFS incorporates assumptions of additional lithium hydroxide production sourced from offtake agreements, which allow us to secure spodumene concentrate from alternate sources or from our own ore reserves if our estimation of ore reserves was to increase in the future; thus, allowing our chemical plant to operate for its full project life of 30 years.
Byproducts
Our forecasted production of byproducts in our BFS is based on the current process design of the concentrator plant and the demand estimates we have received from potential customers for these minerals. We assume an annual steady-state production of approximately 252,000 metric tons per year of quartz concentrate, approximately 392,000 metric tons per year of feldspar concentrate, and approximately 28,000 metric tons per year of mica concentrate.
Operating and Capital Costs
According to the BFS results, our integrated Carolina Lithium Project is projected to have an average cash operating cost of approximately $3,657 per metric ton of lithium hydroxide at steady state during the first 10 years of operations, including royalties and net of byproduct credits, thereby potentially positioning Piedmont Lithium as one of the industry’s lowest-cost producers. The BFS estimates, in accordance with the Association the Advancement of Cost Engineering class 3 level of detail, total capital costs of $988 million for the construction of the fully integrated Carolina Lithium Project.
Quebec Projects
Overview

The Quebec Projects are located in the Abitibi region of Quebec, Canada, and are jointly owned by Piedmont Lithium and Sayona through equity interests in Sayona Quebec of 25% and 75%, respectively. We have a strategic partnership with Sayona, which includes an equity interest of approximately 17% in Sayona. Through our strategic partnership, Sayona Quebec is prioritizing the manufacturing of lithium products in Quebec and capitalizing on Quebec’s competitive advantages, which include access to skilled labor, strong infrastructure, governmental mining support and zero-carbon, low-cost hydropower.

Sayona Quebec’s assets are comprised of three projects: (i) NAL, (ii) the Authier Project, and (iii) the Tansim Project.
NAL was acquired by Sayona Quebec in August 2021. NAL is an existing spodumene mine and concentrate plant currently in care and maintenance with over 400 million Canadian dollars previously invested in mining spodumene concentrate and refining capacity. Sayona Quebec is in the process of renewing NAL’s permits and approvals. NAL is located approximately 20 miles from the Authier Project near Val-d’Or. Restart activity has commenced at NAL with a goal of commencing spodumene concentrate production in 2023. Sayona Quebec is currently undertaking detailed engineering of capital upgrades and certain long-lead equipment related to the project restart has been ordered.
The Authier Project is an exploration stage project located approximately 28 miles northwest of the city of Val-d’Or, a major mining center in Quebec. Val-d’Or is located approximately 290 miles northwest of the city of Montreal. The Authier Project is easily accessible by a rural road network connecting to a national highway a few miles east of the project site.
The Tansim Project is an exploration stage project located approximately 51 miles southwest of the Authier Project.
Supply Agreement
We entered into a long-term supply agreement with Sayona Quebec in January 2021. Under the terms of the supply agreement, Sayona Quebec will supply Piedmont Lithium the greater of 113,000 metric tons per year or 50% of Sayona Quebec’s spodumene concentrate production from the combination of NAL and the Authier Project. Under the agreement, spodumene concentrate is priced on an equivalent cost, insurance and freight (“CIF”), China market price basis on a delivered at place (“DAP”), (Incoterms 2020) basis to Cherryville, North Carolina with a floor price of $500 per metric ton and a ceiling price of $900 per metric ton.

Investments
As of December 31, 2021, our investments in the Quebec Projects totaled $44.0 million, net of acquisition costs, and consisted of $18.7 million in Sayona and $25.3 million in Sayona Quebec. Through our investments, we hold equity interests of approximately 17% and 25% in Sayona and Sayona Quebec, respectively. Sayona holds the remaining 75% equity interest in Sayona Quebec.
On August 30, 2021, Sayona Quebec acquired substantially all of the assets of North American Lithium for $77.8 million. The assets acquired primarily consisted of an existing mine and related mining assets in the Abitibi region near Val d’Or, Quebec, Canada. We paid $19.4 million to Sayona Quebec, representing our 25% equity interest contribution, and Sayona paid $58.3 million, representing Sayona’s 75% equity interest contribution, which collectively gave Sayona Quebec the ability to fund the purchase of North American Lithium’s assets.
During the six months ended December 31, 2021, we made additional cash investments in Sayona Quebec totaling $0.8 million as part of our 25% equity interest contribution for cash expenditures incurred by (1) Sayona Quebec related to exploration and evaluation activities, and (2) NAL for restart activities. During the six months ended December 31, 2021, we paid $7.4 million to Sayona to acquire additional shares as part of equity offerings by Sayona pursuant to our top-up rights.
Revenue and expenses of Sayona Quebec and Sayona are not consolidated into our financial statements; rather, our proportionate share of the earnings or loss of each investee is reported as “Loss from equity investments in unconsolidated affiliates, net of tax” in our consolidated statements of operations.
Ghana Project
Overview
The Ghana Project is an exploration stage project for the mining, development and production of spodumene concentrate located on the south coast of Ghana and covering an area of approximately 348 square miles. The Ghana Project is owned by Atlantic Lithium Ghana, which is owned by Atlantic Lithium. We have a strategic partnership with Atlantic Lithium, which includes an equity interest of approximately 10% in Atlantic Lithium. As part of our strategic partnership, we have the ability to acquire an equity interest of 50% in Atlantic Lithium Ghana through future staged investments, as discussed below.
The Ewoyaa Project, the flagship deposit of the Ghana Project, is located on the south coast of Ghana less than one mile from the Takoradi-Accra National Highway with a short transport distance of approximately 68 miles to the Port of Takoradi. The Ewoyaa Project site is adjacent to high voltage power and is expected to have a low environmental impact due to reliance on solar and hydroelectric generating capacity to power operations.
Supply Agreement
On July 1, 2021, we entered into a long-term supply agreement, subject to future staged investments, with Atlantic Lithium granting Piedmont Lithium the right to purchase 50% of Atlantic Lithium Ghana’s life-of-mine production of spodumene concentrate. Pricing for the offtake supply of spodumene concentrate will be at market rates at the time of purchase. Under the agreement, spodumene concentrate is priced on a CIF, China market price basis less ocean freight and insurance on a net back basis to free on board vessel (Incoterms 2020) at the Port of Takoradi, Ghana.
Investments
On August 31, 2021, we paid approximately $16.0 million to acquire an equity interest of approximately 10% in Atlantic Lithium. Additionally, we entered into a long-term supply agreement for spodumene concentrate, whereby we have the ability to acquire a 50% equity interest in Atlantic Lithium Ghana, through future staged payments totaling approximately $87.0 million in two phases over a period of three to four years, as follows:
•Phase 1—We have the ability to acquire a 22.5% equity interest in Atlantic Lithium Ghana by funding approximately $17.0 million in the Ewoyaa Project for exploration, evaluation and technical study expenses over the next 24 months. We have a cost sharing arrangement with Atlantic Lithium whereby Piedmont Lithium will pay 50% of the cost savings to Atlantic Lithium if the total costs of phase 1 are less than $17.0 million or Atlantic Lithium will pay 50% of the cost overrun to Piedmont Lithium if the total costs of phase 1 are more than $17.0 million. In the event we do not fully fund our required amount for phase 1, we will forfeit all cash advances paid to date. If we decide not to proceed with phase 2 upon completion of phase 1, we will lose all cash advances paid to date and our 22.5% equity interest in Atlantic Lithium Ghana.
•Phase 2—We have ability to acquire an additional 27.5% in Atlantic Lithium Ghana by solely funding an additional $70.0 million in the Ewoyaa Project for capital costs.
As of December 31, 2021, cash payments to Atlantic Lithium for phase 1 of the Ewoyaa Project totaled $4.3 million and are reported as “Non-current assets” in the consolidated balance sheets. (See Note 6—Other Assets).
Atlantic Lithium Ghana, which owns the Ewoyaa Project, is owned and consolidated by Atlantic Lithium. Revenue and expenses of Atlantic Lithium are not consolidated into our financial statements; rather, our proportionate share of the earnings or loss of Atlantic Lithium is reported as “Loss from equity investments in unconsolidated affiliates, net of tax” in our consolidated statements of operations.
Strengths
We believe that we are well-positioned to successfully execute our business strategies primarily due to our following competitive strengths:
•Located in a historical major lithium mining and manufacturing district in North America—The integrated Carolina Lithium Project is located within the Carolina Tin-Spodumene Belt and along trend to the Hallman Beam and Kings Mountain mines, which historically provided much of the western world’s lithium between the 1950s and 1980s. The Carolina Tin-Spodumene Belt extends over 40 miles in length and reaches a maximum width of approximately one mile. The Quebec Projects are located in the Abitibi region of Quebec, Canada. This region has been a producer of lithium products over the past decade.
•Significant existing infrastructure—We believe our Carolina Lithium Project is well situated in a historical lithium district, with access to road and rail infrastructure, a highly skilled labor force, low-cost and low carbon sources of baseload grid power, research and development centers for lithium and battery storage, and access to major high technology population centers. North American Lithium is in close proximity to the major mining town of Val-d’Or, Quebec, with access to rail, hydropower and a skilled labor workforce. The existing spodumene mine and concentrator have substantial on-site infrastructure already in place.
Atlantic Lithium’s Ewoyaa Project has direct highway access to Accra (approximately 60 miles) and the deep water port of Takoradi (approximately 60 miles) with available power infrastructure nearby.
•Scale and diversification of resources—Since January 2021, we have made investments in and established strategic partnerships with Sayona and Atlantic Lithium. We continue to pursue opportunities to complement our business through additional acquisitions, joint ventures, strategic alliances, and investments. To date, we have access to future production of over 500,000 metric tons per year of spodumene concentrate globally.
•Potential for near-term production from past-producing assets—Through our equity investment in Sayona Quebec, we successfully acquired the past-producing mining assets of NAL. We are actively working on restart activities with our partner and are targeting restart of spodumene concentrate production in 2023.
•Technology selection—We partnered with Metso Outotec on lithium hydroxide conversion technology. We believe the selection of Metso Outotec’s innovative alkaline pressure leach technology for the conversion of spodumene concentrate to lithium hydroxide should provide us with a relative advantage in capital and operating costs as well as our environmental profile, including carbon intensity, compared to other hard rock lithium conversion methods.
•Highly experienced management team with a long history of developing and operating mining, energy, and lithium manufacturing projects—We expanded our management team and increased our core skills with people experienced in the management, operations, sales, and marketing of lithium manufacturing operations. Our management team has significant experience in acquiring, developing, and financing mining and chemical projects. We have increased our corporate capabilities in areas of finance, accounting, legal, and human resources.
Marketing, Sales, Contracts and Principal Markets
On September 28, 2020, we entered into a sales agreement with a vehicle manufacturer (“Buyer”) to provide spodumene concentrate to the Buyer. The agreement commits us to sell, at a fixed maximum price, a number of metric tons of spodumene concentrate equal to approximately one-third of our estimated average annual production. The agreement has an initial five-year term running from the first delivery date and may be extended by mutual agreement for a second five-year term. The agreement contemplates a number of areas where the parties must come to a mutual agreement. For example, the agreement is conditional upon the Buyer and our mutual agreement, based on the development schedules of both parties, to a start date for deliveries and to the parties agreeing in good faith to an allocation of certain material costs.
On July 31, 2020, we entered into a strategic partnership with Ion to form Pronto Minerals for the purpose of marketing and selling by-products, specifically quartz, feldspar, and mica, produced by our Carolina Lithium Project.
We continue to develop a marketing and sales strategy that includes production from our Carolina Lithium Project as well as our other lithium projects. Based on historical and current production in the Carolina Tin-Spodumene Belt and other demand by producers in North Carolina, we anticipate producing battery-grade lithium hydroxide, spodumene concentrate, and certain other byproducts including quartz, feldspar, and mica, all of which may be used by the global electric vehicle, energy storage and construction materials markets.
Specialized Skills and Knowledge
We rely on specialized skills and knowledge to gather, interpret and process geological and geophysical data, successfully permit and then design, build, and operate extraction facilities and engage in numerous additional activities required as part of the mine-to-lithium hydroxide process. We have employed, and expect to continue to employ, a strategy of contracting consultants and other service providers with specialized skills and knowledge to supplement the skills and knowledge of our permanent staff to undertake our lithium operations effectively.
Competition and Market Barriers
We compete with other mineral and chemical processing companies, many of which possess greater financial resources and technical facilities than we do, in connection with the acquisition of suitable exploration properties and the engagement of qualified personnel. Although we aspire to be a leading lithium hydroxide producer in North America, the lithium mining and chemical industries are fragmented, and we are one of many participants in these sectors. Many of our competitors have been in business longer and have established more strategic partnerships and relationships and have greater financial accessibility than we have.
While we compete with other exploration companies in acquiring suitable properties, we believe there will be readily available purchasers of lithium chemical products or other industrial minerals if they were to be produced from any of our owned and leased properties. The price of our planned products may be affected by factors beyond our control, including fluctuations in the market prices for lithium, supplies of lithium, demand for lithium, as well as mining activities of others.
If we identify lithium mineralization that is determined to be of economic grade and in sufficient quantity to justify production, additional capital would be required to develop, mine, and sell our production.
Government Regulations
Overview
Exploration and development activities for our projects are subject to extensive laws and regulations, which are overseen and enforced by multiple U.S. federal, state, and local authorities as well as foreign jurisdictions. These applicable laws govern exploration, development, production, exports, various taxes, labor standards, occupational health and safety, waste disposal, protection and remediation of the environment, protection of endangered and protected species, and other matters. Mineral exploration activities are also subject to applicable U.S. federal and state laws, as well as foreign jurisdictions and regulations that seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted, and we cannot be assured such permits will be received. Environmental laws and regulations may also, among other things:
•require notice to stakeholders of proposed and ongoing exploration, drilling, environmental studies, mining, or production activities;
•require the installation of pollution control equipment;
•restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with exploration, drilling, mining, lithium hydroxide manufacturing, or other production activities;

•limit or prohibit drilling, mining, lithium manufacturing or other production activities on lands located within wetlands, areas inhabited by endangered species and other protected areas, or otherwise restrict or prohibit activities that could impact the environment, including water resources;
•impose substantial liabilities for pollution resulting from current or former operations on or for any preexisting environmental impacts our projects;
•require significant reclamation obligations in the future as a result of our mining and chemical operations; and
•require preparation of an environmental assessment or an environmental impact statement.
Compliance with environmental laws and regulations may impose substantial costs on us, subject us to significant potential liabilities, and have an adverse effect on our capital expenditures, results of operations, and/or competitive position. Violations and liabilities with respect to these laws and regulations could result in significant administrative, civil, or criminal penalties, remedial clean-ups, natural resource damages, permit modifications and/or revocations, operational interruptions and/or shutdowns, and other liabilities. The costs of remedying such conditions may be significant, and remediation obligations could adversely affect our business, results of operations, and financial condition. Additionally, federal, state, and local legislative bodies and agencies frequently revise environmental laws and regulations, and any changes in these regulations, or the interpretations thereof, could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations. As of the date of our Transition Report, other than with respect to the permitting activities of our Carolina Lithium Project, we have not been required to spend material amounts on compliance regarding environmental regulations.
Permits
Carolina Lithium Project
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
In August 2021, we submitted a mining permit application to NCDEQ’s Division of Energy, Minerals, and Land Resources (“DEMLR”). The evaluation of our mine permit application is ongoing.
In September 2021, Gaston County updated its Unified Development Ordinance (“UDO”) which, in part, defined operational requirements for new mines and quarries in the county. The UDO updates also established that new mines and quarries must operate on industrially-zoned property in the county and will require a Special Use Permit approved by the Gaston County Board of Commissioners. We remain in pre-application consultation with Gaston County at this time and have not submitted a re-zoning application or a special use application in connection with our Carolina Lithium Project.
We hold a Synthetic Minor Construction and Operation Permit issued by the NCDEQ’s Division of Air Quality (“DAQ”) for our property in Kings Mountain, North Carolina. We may choose to update our Kings Mountain air permit to align with our selection of Metso Outotec conversion technology, and we may additionally choose to develop a lithium hydroxide conversion facility at this location in the future.
In January 2022, we submitted a determination request to DAQ in connection with the Carolina Lithium Project. Upon receipt of a response from DAQ with respect to this request, we will proceed with an air permit application and approval process for the Carolina Lithium Project.
In January 2022, we received guidance that the Carolina Lithium Project will require an Individual Permit for dewatering and stormwater discharges in lieu of an NCG02 General Stormwater Permit. We are proceeding with an Individual Permit application at this time.
Exploration and evaluation activities for our Carolina Lithium Project included drilling, which is authorized under a general permit initially approved in 2017 by the NCDEQ and updated in April 2019, October 2019 and June 2021. We have reclamation obligations under this permit, pursuant to which we will be obligated to reclaim all disturbed drill pads and temporary roads to the approximate original contours and will seed with grass and straw to stabilize any disturbances. Generally, we are required to affect such reclamation within 14 days following drilling. We have concluded that these reclamation obligations are immaterial.
We may require additional permits for our Carolina Lithium Project including, but not limited to, an NCG01 General Stormwater Permit for stormwater discharges from construction activities issued by DEMLR, an Individual Stormwater Permit for mine dewatering issued by DEMLR, a road abandonment approved by the North Carolina Department of Transportation (“NCDOT”) and Gaston County under North Carolina General Statute 136-63, an Encroachment Permit for an at-grade rail crossing issued by NCDOT, various driveway permits issued by NCDOT, a Gaston County Watershed Permit approved by Gaston County Planning, various building permits approved by Gaston County Planning, explosives permits approved by the Bureau of Alcohol, Tobacco, and Firearms, and Hazardous Chemical Permits issued by Gaston County Fire Officials.
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
U.S. Federal Legal Framework
The Carolina Lithium Project will be required to comply with applicable environmental protection laws and regulations and licensing and permitting requirements. The material environmental, health, and safety laws and regulations that we must comply with include, among others, the following U.S. federal laws and regulations:
•National Environmental Protection Act (“NEPA”), which requires careful evaluation of the environmental impacts of mining and lithium manufacturing operations that require federal approvals;
•Clean Air Act (“CAA”) and its amendments, which governs air emissions;
•Clean Water Act (“CWA”), which governs discharges to and excavations within the waters of the U.S.;
•Resource Conservation and Recovery Act (“RCRA”), which governs the management of solid waste;
•Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), which imposes liability where hazardous substances have been released into the environment (commonly known as Superfund); and
•Federal Mine Safety and Health Act, which established the primary safety and health standards regarding working conditions of employees engaged in mining, related operations, and preparation and milling of the minerals extracted, as well as the Occupation Safety and Health Act, which regulates the protection of the health and safety of workers in lithium manufacturing operations and to the extent such protection is not already addressed by the Federal Mine Safety and Health Act.
Our operations may also be subject to state environmental law and regulations, including but not limited to laws and regulations related to the reclamation of mined lands, which may require reclamation permits to be acquired prior to the commencement of mining operations and may require substantial financial guarantees to cover the cost of future reclamation activities.
Solid and Hazardous Waste
RCRA, and comparable state statutes, affect our operations by imposing regulations on the generation, transportation, treatment, storage, disposal, and cleanup of hazardous wastes and on the disposal of non-hazardous wastes. Under the auspices of the U.S. Environmental Protection Agency (“EPA”), the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements.
In addition, CERCLA can impose joint and several liability without regard to fault or legality of conduct on classes of persons who are statutorily responsible for the release of a hazardous substance into the environment. These persons can include the current and former owners, lessees, or operators of a site where a release occurs, and anyone who disposes or arranges for the disposal of a hazardous substance. Under CERCLA, such persons may be subject to strict, joint and several liability for the entire cost of cleaning up hazardous substances that have been released into the environment and for other costs, including response costs, alternative water supplies, damage to natural resources and for the costs of certain health studies. Moreover, it is not uncommon for neighboring landowners, workers and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the indoor or outdoor environment. Each state also has environmental cleanup laws analogous to CERCLA. Hazardous wastes may have been previously handled, disposed of, or released on or under properties currently or formerly owned or leased by us or on or under other locations to which we sent waste for disposal. These properties and any materials disposed or released on them may subject us to liability under CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate disposed wastes or property contamination, to contribute to remediation costs, or to perform remedial activities to prevent future environmental harm.
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
Clean Water Act
The CWA imposes restrictions and strict controls regarding the discharge of wastes, including mineral processing wastes, into waters of the U.S., a term broadly defined to include, among other things, certain wetlands. Permits must be obtained to discharge pollutants into federal waters. The CWA provides for civil, criminal and administrative penalties for unauthorized discharges, both routine and accidental, of pollutants. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties, and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that require permits to discharge storm water runoff, including discharges associated with construction activities. In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs.
Pursuant to these laws and regulations, we may also be required to develop and implement spill prevention, control, and countermeasure plans, also referred to as “SPCC plans,” in connection with on-site storage of significant quantities of oil. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. The CWA also prohibits the discharge of fill materials to regulated waters including wetlands without a permit from the USACE.
In May 2015, the EPA issued a final rule that attempted to clarify the federal jurisdictional reach over waters of the U.S., but the agency repealed this rule in September 2019 and replaced it with the Navigable Water Protection Rule in April 2020, which narrowed federal jurisdictional reach relative to the 2015 rule. The repeal and replacement of the 2015 rule is currently subject to litigation, and the scope of the jurisdictional reach of the CWA may, therefore, remain uncertain for several years, with a patchwork of legal guidelines applicable to various states potentially developing. We could incur increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas to the extent they are required.
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
Endangered Species Act
The federal Endangered Species Act (“ESA”) restricts activities that may affect endangered and threatened species or their habitats. Some of our operations may be located in areas that are designated as habitats for endangered or threatened species. A critical habitat designation could result in further material restrictions to federal and private land use and could delay or prohibit land access or development. The U.S. Fish and Wildlife Service continues its effort to make listing decisions and critical habitat designations where necessary. The ESA has not previously had a significant impact on our operations. However, the designation of previously unprotected species as being endangered or threatened could cause us to incur additional costs or become subject to operating restrictions in areas where the species are known to exist.
Foreign Legal Framework
Our proposed projects with Sayona and Atlantic Lithium will be required to comply with all environmental laws and regulations in Quebec, Canada and Ghana, Africa respectively.
Human Capital Management
Piedmont Lithium’s core values exhibited by its employees are care for its people, humility in the way we operate, creativity in the way we innovate, respect for the communities we operate in, and integrity in how we conduct business.
The operating model and guiding principles for our Company are to live our core values each day, deliver best-in-class safety, environment and health (“SEH”) performance, operate sustainably and in compliance with applicable laws and regulations, focus on customers in all we do, empower our teams and enable “lean decision making,” deliver operational excellence that exceeds customer expectations, drive process technology excellence and continuous improvement, and create a culture of learning and development.
Employees
As of December 31, 2021, we had 28 employees. All of our employees are located in the U.S. None of our employees, are subject to any union or collective bargaining agreement. We believe that we have a good relationship with our employees.
Safety, Environment, and Health
SEH is the cornerstone of our Company. Our commitment to the health and welfare of every person involved in our projects is built into every aspect of our organization and are engrained in our Company’s culture. For example, we implement safety programs and develop a risk management process covering all of our project activities to promote a behavior-based safety culture, ensure compliance with applicable environmental regulations and international standards, and raise environmental awareness among our employees and partners. Our SEH vision is to fully integrate safety, environment, and health into our business, where our culture is recognized as a model by the industry and stakeholders, and to create a healthy workplace free of incidents.
To protect the health and safety of our employees, contractors, visitors, and communities, we implemented a comprehensive plan in response to the COVID-19 pandemic. For additional information, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Response.”
Diversity, Equity and Inclusion
Diversity, equity and inclusion are embedded in our values and integrated into our strategies. Our Code of Business Conduct and Ethics (“Code of Conduct”) commits us to fair treatment and non-discrimination. Our policy is to treat each employee and job applicant without regard to race, color, age, sex, religion, national origin, citizenship, sexual orientation, gender identity, ancestry, veteran status, or any other category protected by law. We believe in allocating resources and establishing, in an equitable manner, policies, and procedures that are fair, impartial, and just. We believe we will become better and achieve growth by intentionally creating a culture through acquiring and retaining a diverse workforce. We recognize it takes unique gifts, talents, varied perspectives, backgrounds and experiences to deliver innovative, high-quality products and services. To provide a diverse and inclusive workplace, we focus our efforts on creating a culture where all employees can contribute their skills and talents and be themselves.
Compensation and Benefits
Our compensation program is designed to attract and retain talented employees in the industry by offering competitive compensation and benefits. We use a combination of fixed and variable compensation that includes base salary, incentive bonuses with a pay for performance element and merit increases. As part of our long-term incentive plan for executives and certain key employees, we provide long-term equity awards tied to the value of our stock price, some of which are performance-based. Additionally, all employees are eligible for an annual discretionary cash bonus and long-term equity grant. We are also focused on the health and wellness of our employees. As such, we offer eligible employees comprehensive medical plans, dental and vision coverage, short-term and long-term disability insurance, term life insurance, flexible work schedules, an employee assistance program, remote/hybrid work options, paid time off, and a 401(k) plan.
Commitment to Values and Ethics
In connection with our core values, we act in accordance with our Code of Conduct. Our Code of Conduct requires a commitment from employees, officers and directors of Piedmont Lithium to conduct business honestly and ethically. Our Code of Conduct discusses the responsibility team members have to each other, the Company, stockholders, our customers, and communities in which we operate. We have an anonymous hotline for employees to call in the event of ethical concerns or suspected instances of misconduct.
Community Involvement
We are committed to making a measurable impact in our communities through our giving investments. On December 15, 2021, we created our charitable foundation, Piedmont Lithium Foundation - Power for Life, Inc., to provide financial support to our communities.
Corporate Information
On December 9, 2021, our Board approved a change in our fiscal year end from June 30 to December 31, effective January 1, 2022. As a result of our change in fiscal year to December 31 and our aggregated worldwide market value as of June 30, 2021, we became a large accelerated filer with the SEC. Also, due to our change in fiscal year to December 31, we are filing our Transition Report for the six-month transition period ended December 31, 2021.
We file electronically with the SEC our Transition Report, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website at www.piedmontlithium.com, under “Investors,” free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC.
Item 1A.    RISK FACTORS.
You should carefully consider the risks described below, together with all of the other information in our Transition Report. If any of the following risks occur, our business, financial condition and results of operations could be seriously harmed and you could lose all or part of your investment. Further, if we fail to meet the expectations of the public market in any given period, the market price of our common stock could decline. We operate in a competitive environment that involves significant risks and uncertainties, some of which are outside of our control. If any of these risks actually occurs, our business and financial condition could suffer and the price of our stock could decline. We caution you that the risks, uncertainties and other factors referred to below and elsewhere in our Transition Report may not contain all of the risks, uncertainties and other factors that may affect our future results and operations. Our future results and operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present a material risk. It is not possible for our management to predict all risks.

Business Risks
Our operations may be further disrupted, and our financial results may be adversely affected by the novel coronavirus pandemic.
The COVID-19 pandemic, continues to pose a material risk to our business and operations. If a significant portion of our workforce or consultants become unable to work or travel to our operations due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders restricting certain activities that may be issued or extended by authorities), we may be forced to reduce or suspend our exploration and development activities. We continue to monitor legislative initiatives in the U.S. that provide relief to businesses impacted by COVID-19, such as the U.S. Coronavirus Aid Relief and Economic Security Act, to determine their potential impacts or benefits (if any) to our business.
The COVID-19 pandemic had a broad impact globally and may materially affect us economically, although progress has been made in the development and distribution of vaccines. The scope and duration of COVID-19’s economic impact may be difficult to assess or predict, but COVID-19 has negatively impacted global economic conditions, which, in turn, could adversely affect our business, results of operations and financial condition. In addition, a recession or market correction resulting from COVID-19 could materially affect our business and the value of our common stock.
It is not possible to estimate the full and complete impact that COVID-19 could have on our business, results of operations and financial condition. The extent to which the COVID-19 pandemic will impact our financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new government actions or restrictions, new information that may emerge concerning the severity, longevity and impact of the COVID-19 pandemic on economic activity.
As of December 31, 2021, the effects from the COVID-19 pandemic have not had a material impact on our financial results or operations. However, the effects from the COVID-19 pandemic could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.
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
We are a development stage company, and there is no guarantee that our development will result in the commercial extraction of mineral deposits.
We are engaged in the business of exploring and developing mineral properties with the intention of locating economic deposits of minerals. We have declared mineral reserves but have not yet begun to extract mineral from our property interests. Accordingly, we cannot assure you that we will realize profits in the medium to long term. Any profitability in the future from our business will be dependent upon development of an economic deposit of minerals and further exploration and development of other economic deposits of minerals, each of which is subject to numerous risk factors. Further, we cannot assure you that any of our property interests can be commercially minded or that our ongoing exploration programs will result in profitable commercial mining operations. The exploration and development of mineral deposits involves a high degree of financial risk over a significant period of time which may or may not be eliminated through a combination of careful evaluation, experience and skilled management. While discovery of additional ore-bearing deposits may result in substantial rewards, few properties which are explored are ultimately developed into producing mines. Major expenses may be required to construct mining and processing facilities and to establish additional reserves. The profitability of our operations will be, in part, directly related to the cost and success of our exploration and development programs which may be affected by a number of factors. Additional expenditures are required to construct, complete and install mining and processing facilities in those properties that are actually mined and developed.
In addition, exploration and development projects like ours have no operating history upon which to base estimates of future operating costs and capital requirements. Exploration project items, such as any future estimates of reserves, metal recoveries or cash operating costs will to a large extent be based upon the interpretation of geologic data, obtained from a limited number of drill holes and other sampling techniques, and future feasibility studies. Actual operating costs and economic returns of any and all exploration projects may materially differ from the costs and returns estimated, and accordingly our financial condition, results of operations, and cash flows may be negatively affected.
Some of our current or future properties may not contain any reserves, and any funds spent on exploration and evaluation may be lost.
We are a development stage mining company. We cannot assure you that our exploration programs will identify economically extractable mineralization, nor can we assure you about the quantity or grade of any mineralization we seek to extract. Our exploration prospects may not contain any reserves and any funds spent on evaluation and exploration may be lost. Even for the ore reserves we have reported for our properties, any quantity or grade of reserves we indicate must be considered as estimates only until such reserves are actually mined. We do not know with certainty that economically recoverable lithium exists on our properties. In addition, the quantity of any reserves may vary depending on commodity prices. Any material change in the quantity or grade of reserves may affect the economic viability of our properties.
We face risks related to mining, exploration and mine construction, if warranted, on our properties.
Our level of profitability, if any, in future years will depend to a great degree on lithium prices and whether our exploration-stage properties can be brought into production. Exploration and development of lithium resources are highly speculative in nature, and it is impossible to ensure that the current and future exploration programs and/or feasibility studies on our existing properties will establish reserves. Whether it will be economically feasible to extract lithium depends on a number of factors, including, but not limited to: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; lithium prices; mining, processing and transportation costs; the willingness of lenders and investors to provide project financing; labor costs and possible labor strikes; and governmental regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting materials, foreign exchange, environmental protection, employment, worker safety, transportation, and reclamation and closure obligations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us receiving an inadequate return on invested capital. In addition, we are subject to the risks normally encountered in the mining industry, such as:
•the discovery of unusual or unexpected geological formations;
•accidental fires, floods, earthquakes, severe weather or other natural disasters;
•unplanned power outages and water shortages;
•construction delays and higher than expected capital costs due to, among other things, supply chain disruptions, higher transportation costs and inflation;
•controlling water and other similar mining hazards;
•explosions and mechanical failure of equipment;
•operating labor disruptions and labor disputes;
•the ability to obtain suitable or adequate machinery, equipment or labor;
•our liability for pollution or other hazards; and
•other unknown risks involved in the conduct of exploration and operation of mines.
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
Our ability to (i) recover carrying values of our assets, (ii) acquire additional lithium projects, (iii) continue with exploration, development, commissioning, mining, and (iv) manufacture lithium hydroxide ultimately depends on our ability to generate revenues, achieve and maintain profitability and generate positive cash flow from our operations. The economic viability of our future mining activities has many risks and uncertainties including, but not limited to:
•a significant, prolonged decrease in the market price of lithium or lithium hydroxide;
•difficulty in marketing and/or selling lithium or lithium hydroxide;
•significantly higher than expected capital costs to construct our mine;
•significantly higher than expected extraction costs;
•significantly lower than expected lithium extraction;
•significant delays, reductions or stoppages of lithium extraction activities;
•shortages of adequate and skilled labor or a significant increase in labor costs;
•the introduction of significantly more stringent regulatory laws and regulations; and
•delays in the availability of construction equipment.
Our future mining and lithium manufacturing activities may change as a result of any one or more of these risks and uncertainties. We cannot assure you that any ore body from which we extract mineralized materials will result in achieving and maintaining profitability and developing positive cash flows.
Our long-term success depends on our ability to enter into and deliver product under sales agreements.
We may encounter difficulty entering and fulfilling sales agreements for our products. We may fail to deliver the product required by such agreements or may experience production costs in excess of the fixed price to be paid to us under such agreements. As of the date hereof, we have entered into one sales agreement was on September 28, 2020, for the delivery of spodumene concentrate to Buyer. The agreement requires us to sell, at a fixed maximum price, spodumene concentrate of approximately one-third of our estimated average annual production. The agreement has an initial five-year term beginning on the first delivery date and may be extended by mutual agreement for a second five-year term. The agreement contemplates a number of areas where the parties must come to a mutual agreement. For example, based on the development schedules of both parties, the parties must mutually agree on a start date for deliveries and the allocation of certain material costs between the parties. Our business, results of operations and financial condition may be materially and adversely affected if we are unable to (i) mutually agree on matters required by our agreement with Buyer; (ii) enter into similar agreements with other buyers; (iii) deliver the products required by such agreements; or (iv) experience costs in excess of the fixed price set forth in such agreements.
We depend on our ability to successfully access the capital and financial markets. Any inability to access the capital or financial markets may limit our ability to fund our ongoing operations, execute our business plan or pursue investments that we may rely on for future growth.
Until commercial production is achieved from our planned projects, we will continue to incur operating and investing net cash outflows associated with including, but not limited to, maintaining and acquiring exploration properties, undertaking ongoing exploration activities, the development of our planned Carolina Lithium Project, and our funding obligations to develop the assets of the Quebec Projects and the Ghana Project, specifically the Ewoyaa Project. As a result, we rely on access to capital markets as a source of funding for our capital and operating requirements. We require additional capital to fund our ongoing operations, explore and define lithium mineralization, and establish any future mining or lithium manufacturing operations. We cannot assure you that such additional funding will be available to us on satisfactory terms, or at all.
In order to finance our future ongoing operations, and future capital needs, we may require additional funds through the issuance of additional equity or debt securities. Depending on the type and terms of any financing we pursue, stockholders’ rights and the value of their investment in our common stock could be reduced. Any additional equity financing will dilute shareholdings. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock could be negatively impacted. New or additional debt financing, if available, may involve restrictions on financing and operating activities. In addition, if we issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of stockholders until the debt is paid. Interest on such debt securities would increase costs and negatively impact operating results.

We have an automatic shelf registration statement on file with the SEC to provide us with capacity to publicly offer, common stock, preferred stock, warrants, debt, convertible or exchangeable securities, depositary shares, or units, or any combination thereof. We may from time to time raise capital under our shelf registration statement in amounts, at prices, and on terms to be announced when and if any securities are offered. The shelf registration statement expires on September 24, 2024.
If we are unable to obtain additional financing, as needed, at competitive rates, our ability to fund our current operations and implement our business plan and strategy will be affected, and we would be required to reduce the scope of our operations and scale back our exploration, development and mining programs. There is, however, no guarantee that we will be able to secure any additional funding or be able to secure funding which will provide us with sufficient funds to meet our objectives, which may adversely affect our business and financial position. Certain market disruptions may increase our cost of borrowing or affect our ability to access one or more financial markets. Such market disruptions could result from:
•adverse economic conditions;
•adverse general capital market conditions;
•poor performance and health of the lithium or mining industries in general;
•bankruptcy or financial distress of unrelated lithium companies or marketers;
•significant decrease in the demand for lithium; or
•adverse regulatory actions that affect our exploration and construction plans or the use of lithium generally.
Our ability to manage growth will have an impact on our business, financial condition and results of operations.
Future growth may place strains on our financial, technical, operational and administrative resources and cause us to rely more on project partners and independent contractors, thus, potentially adversely affecting our financial position and results of operations. Our ability to grow will depend on a number of factors, including:
•our ability to purchase, obtain leases on or obtain options on properties;
•our ability to identify and acquire new exploratory prospects;
•our ability to develop existing prospects;
•our ability to continue to retain and attract skilled personnel;
•our ability to maintain or enter into new relationships with project partners and independent contractors;
•the results of our exploration programs;
•the market price for lithium;
•our ability to successfully complete construction projects on time, and within budget;
•our access to capital; and
•our ability to enter into agreements for the sale of lithium.
We may not be successful in upgrading our technical, operational and administrative resources or increasing our internal resources sufficiently to provide certain of the services currently provided by third parties. Our inability to achieve or manage growth may materially and adversely affect our business, results of operations and financial condition.
We may acquire additional businesses or assets, form joint ventures or make investments in other companies that may be unsuccessful and harm our operating results and prospects.
As part of our business strategy, we may pursue additional acquisitions of complementary businesses or assets or seek to enter into joint ventures. We also may pursue strategic alliances, such as our Sayona investment and our Atlantic Lithium investment, in an effort to leverage our existing operations and industry experience, increase our product offerings, expand our distribution and make investments in other companies.
The success of any acquisitions, joint ventures, strategic alliances or investments, including our Sayona investment and Atlantic Lithium investment, will depend on our ability to identify, negotiate, complete and, in the case of acquisitions, integrate those transactions and, if necessary, obtain satisfactory debt or equity financing to fund those transactions. We may not realize the anticipated benefits of any acquisition, joint venture, strategic alliance or investments. We may not be able to integrate acquisitions successfully into our existing business, maintain the key business relationships of businesses we acquire, or retain key personnel of an acquired business, and we could assume unknown or contingent liabilities or incur unanticipated expenses. Integration of acquired companies or businesses also may require management resources that otherwise would be available for ongoing development of our existing business. Any acquisitions or investments made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. In addition, if we choose to issue equity as consideration for any acquisition, our stockholders may experience dilution.
We are dependent upon key management employees.
The responsibility of overseeing the day-to-day operations and the strategic management of our business depends substantially on our senior management and our key personnel. Loss of such personnel may have an adverse effect on our performance. The success of our operations will depend upon numerous factors, many of which are beyond our control, including our ability to attract and retain additional key personnel in sales, marketing, technical support and finance. We currently depend upon a relatively small number of key persons to seek out and form strategic alliances and find and retain additional employees. Certain areas in which we operate are highly competitive and competition for qualified personnel is significant. We may be unable to hire suitable field personnel for our technical team or there may be periods of time where a particular position remains vacant while a suitable replacement is identified and appointed. We may not be successful in attracting and retaining the personnel required to grow and operate our business profitably.
Our growth will require new personnel, which we will be required to recruit, hire, train, and retain.
Members of our management team possess significant experience and have previously carried out or been exposed to exploration, development and production activities. However, we have limited operating history with respect to lithium projects and our ability to achieve our objectives depends on the ability of our directors, officers and management to implement current plans and respond to any unforeseen circumstances that require changes to those plans. The execution of our exploration, development and production plans will place demands on us and our management. Our ability to recruit and assimilate new personnel will be critical to our performance. We will be required to recruit additional personnel and to train, motivate and manage employees, which may adversely affect our plans.
Lawsuits may be filed against us and an adverse ruling in any such lawsuit may adversely affect our business, financial condition or liquidity or the market price of our common stock.
We may become involved in, named as a party to, or be the subject of, various legal proceedings, including regulatory proceedings, tax proceedings and legal actions, relating to personal injuries, property damage, property taxes, land rights, the environment and contract disputes. For example, in July 2021, a lawsuit was filed against us in the U.S. District Court for the Eastern District of New York on behalf of a class of putative plaintiffs claiming violations of the Exchange Act. The complaint alleged, among other things, that we made false and/or misleading statements and/or failed to make disclosure relating to proper and necessary permits. In February 2022, the Court appointed a lead plaintiff in this action. We have not yet answered or otherwise responded to the complaint in court, and we intend to vigorously defend against these claims at the appropriate time. Although there can be no assurance as to the outcome, we do not believe these claims have merit.
In addition, on October 14, 2021, Vincent Varbaro, a purported holder of the Company’s American Depositary Shares and equity securities, filed a shareholder derivative suit in the U.S. District Court for the Eastern District of New York, purporting to bring claims on behalf of the Company against certain of the Company’s officers and directors. The complaint alleges that the defendants breached their fiduciary duties in connection with the Company’s statements regarding the timing and status of government permits for the Company’s North Carolina lithium project at various times between March 16, 2018 and July 19, 2021. No litigation demand was made to the Company in connection with this action. In December 2021, the parties agreed to a stipulation to stay the proceeding pending resolution of the securities law matters described above, and the Court ordered the case stayed. We intend to vigorously defend against these claims. Although there can be no assurance as to the outcome, we do not believe these claims have merit.
The outcome of outstanding, pending or future proceedings cannot be predicted with certainty and may be determined adversely to us and as a result, could have a material adverse effect on our assets, liabilities, business, financial condition or results of operations. Even if we prevail in any such legal proceeding, the proceedings could be costly, time-consuming and may divert the attention of management and key personnel from our business operations, which could adversely affect our financial condition.

Our mineral properties may be subject to defects in title.
Title to the majority of our properties for our Carolina Lithium Project are derived from option agreements with local landowners in North Carolina, which upon exercise allow us to purchase, or in certain cases long-term lease, the real property and the associated mineral rights from the local landowners. If we exercise the option to purchase a property, we will pay cash consideration approximating the fair market value of the real property, excluding the value of any minerals, plus a premium, (at a negotiated fixed price or percentage premium). If we exercise the option for a long-term lease, we will pay annual advanced royalty payments per acre. Some landowners also retain a production royalty payable on production of ore from the property.
The ownership and title to unpatented mining claims and concessions are often uncertain and may be contested. We also may not have, or may not be able to obtain, all necessary rights to develop a property. Although we have obtained title opinions with respect to certain of our properties and have taken reasonable measures to ensure proper title to our properties, there is no guarantee that title to any of our properties will not be challenged or impugned. Title insurance is generally not available for mineral properties and our ability to ensure that we have obtained “clear title” to individual mineral properties or mining concessions may be severely constrained. Our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. We may incur significant costs related to defending the title to our properties. A successful claim contesting our title to a property may cause us to compensate other persons or perhaps reduce our interest in the affected property or lose our rights to explore and develop that property. This could result in our not being compensated for our prior expenditures relating to the property. Also, in any such case, the investigation and resolution of title issues would divert our management’s time from ongoing exploration and, if warranted, development programs. Any impairment or defect in title could negatively affect us.
Our directors may be in a position of conflict of interest.
Some of our directors and officers currently serve as directors and officers of other companies involved in natural resource exploration, development and production, and any of our directors may in the future serve in such positions. As of the date of our Transition Report, none of our directors or officers serves as an officer or director of a lithium exploration, development or producing company nor possesses a conflict of interests with our business, other than as follows: (i) pursuant to our agreements related to our Sayona investment, Keith Phillips, our CEO and Director, was appointed as a board member of Sayona Quebec, and (ii) pursuant to our agreements related to our Atlantic Lithium investment, Patrick Brindle, our Executive Vice President and Chief Operating Officer, was appointed as a member of the technical committee of Atlantic Lithium. However, there exists the possibility that they may in the future be in a position of conflict of interest. Any decision made by such persons involving us will be made in accordance with their duties and obligations to deal fairly and in good faith with us and such other companies. In addition, any such directors will declare, and refrain from voting on, any matter in which such directors may have a material interest.
Regulatory and Industry Risks
We will be required to obtain governmental permits and approvals in order to conduct development and mining operations, a process which is often costly and time-consuming. There is no certainty that all necessary permits and approvals for our planned operations will be granted.
We are required to obtain and renew governmental permits and approvals for our exploration and development activities and, prior to mining any mineralization that we discover, we will be required to obtain additional governmental permits and approvals that we do not currently possess. Obtaining and renewing any of these governmental permits is a complex, time-consuming and uncertain process involving numerous jurisdictions, public hearings and possibly costly undertakings. The timeliness and success of permitting efforts are contingent upon many variables not within our control, including the interpretation of approval requirements administered by the applicable governmental authority.
We may not be able to obtain or renew permits or approvals that are necessary to our planned operations, or we may discover that the cost and time required to obtain or renew such permits and approvals exceeds our expectations. Any unexpected delays, costs or conditions associated with the governmental approval process could delay our planned exploration, development and mining operations, which in turn could materially adversely affect our prospects, revenues and profitability. In addition, our prospects may be adversely affected by the revocation or suspension of permits or by changes in the scope or conditions to use of any permits obtained.

For example, in addition to the permits that we have been issued to date, we are required to obtain other permits and approvals before construction or operations of our Carolina Lithium Project including, approvals related to, zoning, rezoning, mining, mineral concentration, and chemical manufacturing. Such permits include a state mining permit that would be issued by the North Carolina DEMLR, a new air permit that would be issued by the NCDEQ Division of Air Quality, rezoning that would be approved by the Gaston County Board of Commissioners, and a Special Use Permit that would be approved by the Gaston County Board. On August 30, 2021, we submitted an application to DEMLR for a mining permit for our Carolina Lithium Project. We have not yet applied for other required permits.
Private parties, such as environmental activist organizations, frequently attempt to intervene in the permitting process to persuade regulators to deny necessary permits or seek to overturn permits that have been issued. These third-party actions can materially increase the costs and cause delays in the permitting process and could cause us to not proceed with the development or operation of a property. In addition, our ability to successfully obtain key permits and approvals to explore for, develop, operate and expand operations will likely depend on our ability to undertake such activities in a manner consistent with the creation of social and economic benefits in the surrounding communities, which may or may not be required by law. Our ability to obtain permits and approvals and to successfully operate in particular communities may be adversely affected by real or perceived detrimental events associated with our activities.

Certain members of the Gaston County Board have indicated opposition to the granting of approvals necessary for our Carolina Lithium Project. In September 2021, the Gaston County Board approved updates to the Gaston County Unified Development Ordinance which, in part, established certain operating limitations for new mines and quarries within the county and established that new mines and quarries must be located on industrially-zoned property and require a Special Use Permit approved by the Gaston County Board. While we have initiated a dialog with the Gaston County Board, we are unable to predict the duration, scope, result or related costs or conditions associated with the Boards’ review, nor can we assure you that we will be successful in obtaining required local approvals.
The Carolina Lithium Project will be subject to significant governmental regulations, including the U.S. Federal Mine Safety and Health Act.
Mining activities in the U.S. are subject to extensive foreign, federal, state and local laws and regulations governing environmental protection, natural resources, prospecting, development, production, post-closure reclamation, taxes, labor standards and occupational health and safety laws and regulations, including mine safety, toxic substances and other matters. The costs associated with compliance with such laws and regulations are substantial. In addition, changes in such laws and regulations, or more restrictive interpretations of current laws and regulations by governmental authorities, could result in unanticipated capital expenditures, expenses or restrictions on or suspensions of our operations and delays in the development of our properties.
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
Moreover, governmental authorities and private parties may bring lawsuits based upon damage to property and injury to persons resulting from the environmental, health and safety impacts of prior and current operations, including operations conducted by other mining companies many years ago at sites located on properties that we currently own or formerly owned. These lawsuits could lead to the imposition of substantial fines, remediation costs, penalties and other civil and criminal sanctions. Such laws, regulations, enforcement or private claims may have a material adverse effect on our financial condition, results of operations or cash flows.

Lithium and lithium byproduct prices are subject to unpredictable fluctuations.
We expect to derive revenues, if any, from the extraction and sale of lithium and lithium byproducts. The prices of lithium and lithium byproducts may fluctuate widely and are affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities, increased production due to new extraction developments and improved extraction and production methods and technological changes in the markets for the end products. The effect of these factors on the prices of lithium and lithium byproducts, and therefore the economic viability of any of our exploration properties, cannot accurately be predicted.
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
Changes in technology or other developments could adversely affect demand for lithium compounds or result in preferences for substitute products.
Lithium and its derivatives are preferred raw materials for certain industrial applications, such as rechargeable batteries. For example, current and future high energy density batteries for use in electric vehicles will rely on lithium compounds as a critical input. The pace of advances in current battery technologies, development and adoption of new battery technologies that rely on inputs other than lithium compounds or a delay in the development and adoption of future high nickel battery technologies that utilize lithium hydroxide could significantly impact our prospects and future revenues. Many materials and technologies are being researched and developed with the goal of making batteries lighter, more efficient, faster charging and less expensive, some of which could be less reliant on lithium hydroxide or other lithium compounds. Some of these technologies, such as commercialized battery technologies that use no, or significantly less, lithium compounds, could be successful and could adversely affect demand for lithium batteries in personal electronics, electric and hybrid vehicles and other applications. We cannot predict which new technologies may ultimately prove to be commercially viable and on what time horizon. In addition, alternatives to industrial applications dependent on lithium compounds may become more economically attractive as global commodity prices shift. Any of these events could adversely affect demand for and market prices of lithium, thereby resulting in a material adverse effect on the economic feasibility of extracting any mineralization we discover and reducing or eliminating any reserves we identify.
Our growth depends upon the continued growth in demand for electric vehicles with high performance lithium compounds.
We are one of a few producers of performance lithium compounds that are a critical input in current and next generation high energy density batteries used in electric vehicle applications. Our growth is dependent upon the continued adoption of electric vehicles by consumers. If the market for electric vehicles does not develop as we expect, or develops more slowly than we expect, our business, prospects, financial condition and results of operations will be affected. The market for electric vehicles is relatively new, rapidly evolving, and could be affected by numerous external factors, such as:
•government regulations and automakers’ responses to those regulations;
•tax and economic incentives;
•rates of consumer adoption, which is driven in part by perceptions about electric vehicle features (including range per charge), quality, safety, performance, cost and charging infrastructure;
•competition, including from other types of alternative fuel vehicles, plug-in hybrid electric vehicles, and high fuel-economy internal combustion engine vehicles;
•volatility in the cost of battery materials, oil and gasoline;
•rates of customer adoption of higher performance lithium compounds; and
•rates of development and adoption of next generation high nickel battery technologies.

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
Some specific factors that could negatively affect the price of our common stock or result in fluctuations in their price and trading volume include:
•actual or expected fluctuations in our prospects or operating results;
•changes in the demand for, or market price of lithium, lithium hydroxide, or lithium ion batteries;
•additions to or departures of our key personnel;
•changes or proposed changes in laws and regulations;
•changes in trading volume of our common stock on Nasdaq;
•sales or perceived potential sales of our common stock by us, our directors, senior management, or our stockholders in the future;
•announcement or expectation of additional financing efforts;
•conditions in the financial markets or changes in general economic and political conditions and events;
•market conditions or investor sentiment in the broader stock market, or in our industry in particular;
•introduction of new products and services by us or our competitors;
•issuance of new or changed securities analysts’ reports or recommendations;
•litigation and governmental investigations; and
•changes in investor perception of our market positions based on third-party information.
In addition, when the market price of a stock is volatile, certain holders of that stock may institute securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit or any future securities class litigation that may be brought against us.
We incur significant costs as a result of being publicly traded in the United States and Australia.
As a company whose common stock is publicly traded in both the United States and Australia, we incur significant legal, accounting, insurance and other expenses related to compliance with applicable regulations. For example, in our Transition Report we are for first time filing an auditor attestation report on management’s assessment of the effectiveness of internal control over financial reporting, as required by the Sarbanes-Oxley Act. Our management and other personnel devote a substantial amount of time to these compliance initiatives, and we may need to continue to add additional personnel and build our internal compliance infrastructure.
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
Our certificate of incorporation and bylaws provide for, among other things:
•a staggered board and restrictions on the ability of our stockholders to fill a vacancy on the Board;
•the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
•advance notice requirements for stockholder proposals;
•a requirement that, except as otherwise provided for or fixed with respect to actions required or permitted to be taken by holders of preferred stock, no action that is required or permitted to be taken by the stockholders may be effected by consent of stockholders in lieu of a meeting of stockholders;
•permit the Board to establish the number of directors;
•a provision that the Board is expressly authorized to adopt, amend or repeal our amended and restated bylaws;
•a provision that stockholders can remove directors only for cause and only upon the approval of not less than 66 2/3 of all outstanding shares of our voting stock;
•a requirement that the approval of not less than 66 2/3 of all outstanding shares of our voting stock to adopt, amend or repeal our bylaws and specific provisions of our certificate of incorporation; and
•limit the jurisdictions in which certain stockholder litigation may be brought.
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
We have not declared any dividends during the six months ended December 31, 2021 or for the years ended June 30, 2021, 2020 or 2019 and do not anticipate that we will do so in the foreseeable future. We currently intend to retain future earnings, if any, to finance the development of our business. Dividends, if any, on our outstanding shares of common stock will be declared by and subject to the discretion of the Board on the basis of our earnings, financial requirements and other relevant factors. As a result, a return on your investment will only occur if our common stock price appreciates. We cannot assure you that our common stock will appreciate in value or even maintain the price at which you purchase shares of our common stock. You may not realize a return on your investment in our common stock and you may even lose your entire investment in our common stock. Therefore, you should not rely on an investment in our common stock as a source for any future dividend income.
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
Item 1B.    UNRESOLVED STAFF COMMENTS.
None.
Item 2.    PROPERTIES.
We lease our corporate headquarters in Belmont, North Carolina. Due to our continued growth, we recently signed a new lease for our corporate headquarters, which will remain in Belmont, North Carolina. We expect to move into our new lease space in the second quarter of 2022.
We own and lease properties in Gaston County, North Carolina, as part of our Carolina Lithium Project, for the principal use of current exploration and evaluation activities. We expect to further our principal use to include mining, development and production of lithium hydroxide and other lithium products and byproducts.
Carolina Lithium Project
The Carolina Lithium Project is located in a rural area of Gaston County, North Carolina, USA, approximately 25 miles northwest of the city of Charlotte. The property is centered at approximately 35°23’20”N 81°17”20”W. The property currently has no know encumbrances. In addition to the information summarized below, you can learn more about the Carolina Lithium Project by reading the Technical Report Summary that is attached as Exhibit 96.1 to our Form 10‑KT.

Infrastructure
General access to the Carolina Lithium Project is via a well-developed network of primary and secondary roads. Interstate highway I‑85 lies 6 miles to the south of the project area and provides easy access to Charlotte Douglas International Airport 19 miles to the east. A rail line borders the property to the northwest. Transport links provide access to Charlotte, North Carolina’s largest city, within an hour’s drive from the Carolina Lithium Project.
History
The Carolina Lithium Project lies within the Carolina Tin-Spodumene Belt. Mining in the belt began in the 1950s with the Kings Mountain Mine, currently owned by Albemarle Corporation, and the Hallman-Beam mine near Bessemer City, currently owned by Martin Marietta Corporation. Both former mines are located within approximately 12 miles of the Carolina Lithium Project to the south, near Bessemer City and Kings Mountain, respectively. Portions of the project area were explored and excavated to shallow depths in the 1950s as the Murphy-Houser mine, owned by the Lithium Corporation of America. In 2009, Vancouver based North Arrow Minerals Inc. commenced exploration at the property. In 2016, Piedmont Lithium began optioning surface and mineral rights at the property. Piedmont Lithium subsequently commenced a renewed exploration effort at the project.
Permitting
For a discussion of permitting for the Carolina Lithium Project, see Part I, Item 1. “Business.—Permits,” which information is incorporated into this Item 2 by reference.
Mineral Resources and Reserves
The following information from Part I, Item 1. “Business.—Our Lithium Projects—Carolina Lithium Project” is incorporated into this Item 2 by reference:
•the discussion of mineral resources and mineral estimates for the Carolina Lithium Project under “—Mineral Resources” and “—Ore Reserves;”
•the discussion of changes in mineral resources and reserves under “—Comparison of Resources and Reserves as of December 31, 2021 and June 30, 2021, 2020 and 2019;” and
•the discussion of internal controls under “—Internal Controls.”
Item 3.    LEGAL PROCEEDINGS.
In July 2021, a lawsuit was filed against us in the U.S. District Court for the Eastern District of New York on behalf of a class of putative plaintiffs claiming violations of the Exchange Act. The complaint alleged, among other things, that we made false and/or misleading statements and/or failed to make disclosure relating to proper and necessary permits. In February 2022, the Court appointed a lead plaintiff in this action. We have not yet answered or otherwise responded to the complaint in court, and we intend to vigorously defend against these claims at the appropriate time. Although there can be no assurance as to the outcome, we do not believe these claims have merit.
On October 14, 2021, Vincent Varbaro, a purported holder of the Company’s American Depositary Shares and equity securities, filed a shareholder derivative suit in the U.S. District Court for the Eastern District of New York, purporting to bring claims on behalf of the Company against certain of the Company’s officers and directors. The complaint alleges that the defendants breached their fiduciary duties in connection with the Company’s statements regarding the timing and status of government permits for the Company’s North Carolina lithium project at various times between March 16, 2018 and July 19, 2021. No litigation demand was made to the Company in connection with this action. In December 2021, the parties agreed to a stipulation to stay the proceeding pending resolution of the securities law matters described above, and the Court ordered the case stayed. We intend to vigorously defend against these claims. Although there can be no assurance as to the outcome, we do not believe these claims have merit.
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
Based on information known to us, as of February 19, 2022, 15,908,677 shares of our common stock were being held in the U.S. by 158 stockholders of record and 5,519,386 shares of our common stock were being held in Australia in the form of CDIs by 38 stockholders of record.
Stock Performance Graph
The following graph depicts the total return to shareholders of PLL for the last three years to the performance of the Russell 2000 (“RUT-RUX”) and the Global X Lithium & Battery Tech ETF (“LIT”). The graph assumes an investment of $100 in our common stock and each index on December 31, 2018. The stock performance shown in the graph is not necessarily indicative of future price performance.

**COMPARISON OF 3 YEAR CUMULATIVE TOTAL RETURN**
**Among PLL, RUT-RUX, and LIT**

$1,100
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$—
12/31/18
12/31/19
12/31/20
12/31/2021
PLL
RUT-RUX
LIT

Equity Compensation Plans
See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for the information required by Item 201(d) of S-K 1300 regarding equity compensation plans.
Dividends
We have not declared any dividends during the six months ended December 31, 2021 or years ended June 30, 2021, 2020 or 2019, and we do not anticipate that we will do so in the foreseeable future. We currently intend to retain future earnings, if any, to finance the development of our business. Dividends, if any, on outstanding shares of our common stock will be declared by and subject to the discretion of the Board on the basis of our earnings, financial requirements and other relevant factors.

Item 6.    [Reserved].
Not applicable.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in our Transition Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in our Transition Report, particularly those in the sections entitled “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements,” and “Cautionary Note Regarding Disclosure of Mineral Properties.”
This management’s discussion and analysis is a supplement to our financial statements (including notes) referenced elsewhere in our Transition Report and is provided to enhance your understanding of our operations and financial condition. This discussion is presented in millions and due to rounding may not sum or calculate precisely to the totals and percentages provided in the tables.
Executive Overview
Piedmont Lithium Inc. is a development stage company developing a multi-asset, integrated lithium business contributing to the transition to a net zero carbon world and the creation of a clean energy economy in North America. Through this endeavor, we are focused on developing and manufacturing lithium products for the fast-growing electric vehicle industry. The centerpiece of our operations, our wholly-owned Carolina Lithium Project, is in the development stage as of the issuance of our BFS on December 14, 2021, and is located in the renowned Carolina Tin-Spodumene Belt of North Carolina. We are geographically diversified with equity investments in strategic partnerships that own lithium resource assets in Canada and Ghana. Collectively, these resource assets and the location of these assets in the U.S., Canada and Ghana, strategically position us to be a large, low-cost, sustainable producer of lithium products, serving the North American electric vehicle and battery supply chains. The geology, geography and proximity of our resources, planned production operations and customer base, should allow us to deliver a valuable supply of high-quality, sustainably produced lithium hydroxide from spodumene concentrate, which is preferred by most U.S. electric vehicle manufacturers. Our diversified operations should enable us to play a pivotal role in supporting the move toward decarbonization and the electrification of transportation and energy storage.
Highlights for the Six Months Ended December 31, 2021
•In December 2021, we announced the completion of a BFS for our Carolina Lithium Project, which included an initial estimation of 18.3 million metric tons of probable ore reserves at a grade of 1.10% Li2O. The BFS demonstrated robust project economics with the potential of the Carolina Lithium Project to be a low cost producer of battery quality lithium hydroxide. The study results included an estimated $2 billion project NPV8 and a first quartile cash cost position for lithium hydroxide production.
•In December 2021, we submitted a loan application to the Loan Programs Office of the U.S. Department of Energy for potential funding of program eligible capital costs, including but not limited to, a spodumene concentrator plant and lithium hydroxide conversion facilities associated with the Carolina Lithium Project. We cannot be certain that our loan application will be approved or will have terms acceptable to us.
•In August 2021, we submitted a mining permit application to NCDEQ’s DEMLR. The evaluation of our mine permit application is ongoing.
•In August 2021, Sayona Quebec successfully completed the acquisition of North American Lithium, an existing spodumene mine currently in care and maintenance located near Val-d’Or, Quebec.
•In August 2021, we entered into a strategic partnership with Atlantic Lithium, which included an equity interest of approximately 10% Atlantic Lithium Limited (formerly Iron Ridge Resources), a supply agreement for spodumene concentrate, and the right to acquire 50% of Atlantic Lithium Ghana through future staged investments, as discussed above.
Redomiciliation
The Company acquired all of the issued and outstanding ordinary shares of Piedmont Australia, our Australian predecessor and now, a wholly-owned subsidiary, pursuant to a Scheme of Arrangement under Australian Law, which was approved by Piedmont Australia’s shareholders on February 26, 2021 and the Supreme Court of Western Australia on May 5, 2021

(collectively referred to as “Redomiciliation”). As part of the Redomiciliation, we changed our place of domicile from Australia to the State of Delaware in the U.S., effective May 17, 2021.
Piedmont Australia’s ordinary shares were listed on the ASX, and Piedmont Australia’s ADSs, each representing 100 of Piedmont Australia’s ordinary shares, were traded on Nasdaq. Following the approval of the Redomiciliation, we moved our primary listing from the ASX to Nasdaq and retained an ASX listing via CDIs, each representing 1/100th of a share of common stock of Piedmont Lithium Inc.
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
COVID-19 Response
To protect the health and safety of our employees, contractors, visitors and communities, we implemented a comprehensive plan in response to the COVID-19 pandemic. Our plan included policies and protocols governing issues such as close contact exposure and contraction of COVID-19 and other communicable diseases, providing employees with additional personal protective equipment, and allowing our employees to work remotely. We have provided paid time off for employees impacted by COVID-19, reimbursed employees for costs associated with COVID-19 testing, provided time for employees to get vaccinated, and encouraged flexible work schedules to accommodate personal and family needs. Our business was not materially impacted by the negative impacts from COVID-19. We will continue to monitor guidelines and recommendations from the Center for Disease Control and Prevention (CDC) and the World Health Organization (WHO) as well as from local, state and federal governments.
Outlook
The demand for electric vehicles continues to accelerate as many jurisdictions around the world have legislated to shifting new car fleets away from internal combustion engines and toward electric vehicles. These electric vehicles will use batteries, nearly all of which are expected to be lithium-based batteries. Our strategy is to develop resources and processing capabilities that support the opportunity to meet the demands of our customers across the electric vehicle supply chain. Car manufacturers have committed significant capital investments totaling more than $500 billion to expand their electric vehicle portfolios with targets to electrify their fleets by as much as 100% by 2035. Many of the major car manufacturers have plans to build facilities in the United States to produce both lithium-ion batteries and electric vehicles that will require a supply of lithium products.
Lithium products are expected to be in a supply deficit in the coming years due to the projected adaption to electric vehicles as presented in the graph below:

__________________________
Source: Benchmark Mineral Intelligence Q4 Forecast - January 2022.
The outlook for global sales of new electric vehicles (units in millions) and the global penetration rate of new electric vehicles sold compared to total new vehicles sold are presented in the table below:

	2022	2023	2024	2025	2026	2027	2028	2029	2030
Sales of new electric vehicles	9.0	11.3	14.0	16.8	19.7	22.8	26.6	30.6	35.1
Penetration rate	10%	12%	14%	16%	19%	21%	25%	28%	31%
__________________________
Source: Rho Motion Electric Vehicle Battery Outlook as of January 2022.
Note: Periods in the tables above are calendar year periods.
Components of our Results of Operations
Exploration and Mine Development Costs
We incur costs in resource exploration, evaluation and development during the different phases of our resource development projects. Exploration costs incurred before the declaration of proven and probable resources, which primarily include exploration, drilling, engineering, metallurgical test-work, and compensation for employees associated with exploration activities, are expensed as incurred. We have also expensed as incurred engineering costs attributable to the evaluation of land for our future chemical and concentrator plants, development project management costs, feasibility studies and other project expenses that do not qualify for capitalization. After proven and probable resources are declared, exploration and mine development costs necessary to bring the property to commercial capacity or increase the capacity or useful life are capitalized.
General and Administrative Expenses
General and administrative expenses relate to overhead costs, such as employee compensation and benefits for corporate management and office staff including accounting, legal, human resources and other support personnel, professional service fees, insurance, and costs associated with maintaining our corporate headquarters. Included in employee compensation costs are cash and stock-based compensation expenses.
Other (Expense) Income
Other expense (income) consists of interest income (expense) and foreign currency exchange gain (loss). Interest income consists of interest earned on our cash and cash equivalents. Interest expense consists of interest incurred on long-term debt related to noncash acquisitions of mining interests financed by the seller as well as interest incurred for lease liabilities. Foreign currency exchange gain (loss) relates to our foreign bank accounts denominated in Australian dollars.

Loss from Equity Investments in Unconsolidated Affiliates, Net of Tax
Loss from equity investments in unconsolidated affiliates, net of tax, reflects our proportionate share of the net loss resulting from our investments in Sayona, Sayona Quebec and Atlantic Lithium. These investments are recorded under the equity method and adjusted each period, on a one-quarter lag, for our share of each investee’s loss.
Results of Operations
Six Months Ended December 31, 2021 and 2020

	Six Months Ended December 31,
	2021	2020 (unaudited)	$ Change	% Change
Exploration and mine development costs	$9,628,803	$3,572,166	$6,056,637	169.6%
General and administrative expenses	10,956,005	2,174,023	8,781,982	404.0%
Loss from operations	(20,584,808)	(5,746,189)	(14,838,619)	258.2%
Other expense	(121,412)	(38,649)	(82,763)	214.1%
Loss from equity investments in unconsolidated affiliates, net of tax	(642,135)	—	(642,135)	*
Net loss	$(21,348,355)	$(5,784,838)	$(15,563,517)	269.0%
__________________________
* Not meaningful.
Exploration and Mine Development Costs
Exploration and mine development costs increased $6.1 million, or 169.6%, to $9.6 million in the six months ended December 31, 2021 compared to $3.6 million in the six months ended December 31, 2020. The increase in exploration and mine development costs was primarily due to an increase in engineering expenses and, to a lesser extent, permitting expenses, testing expenses, and employee compensation expenses related to additional headcount. Employee compensation expenses included noncash, stock-based compensation expense of $0.7 million and $0.1 million in the six months ended December 31, 2021 and 2020, respectively.
Partially offsetting the increase in exploration and mine development costs was a decrease in drilling expenses. Our drilling activities declined leading up to and following the completion of our S-K 1300 compliant mineral resource estimate in October 2021.
General and Administrative Expenses
General and administrative expenses increased $8.8 million, or 404.0%, to $11.0 million in the six months ended December 31, 2021 compared to $2.2 million in the six months ended December 31, 2020. The increase in general and administrative expenses was primarily due to an increase in employee compensation expenses related to additional management and support headcount at our headquarters in Belmont, North Carolina, professional fees including legal and accounting services, consulting services, and insurance expense. Employee compensation expenses included noncash, stock-based compensation expense of $1.3 million and $0.2 million in the six months ended December 31, 2021 and 2020, respectively.
Other Expense
Other expense was $0.1 million in the six months ended December 31, 2021 compared to less than $0.1 million in the six months ended December 31, 2020. The slight increase in other expense was due to an increase in foreign currency exchange loss. Partially offsetting the increase in other expense was a decrease in interest expense.
Loss from Equity Investments in Unconsolidated Affiliates
Loss from equity investments in unconsolidated affiliates, net of tax, was $0.6 million in the six months ended December 31, 2021 compared to $0 in the six months ended December 31, 2020. The loss reflects our proportionate share of the net loss resulting from our investments in Sayona, Sayona Quebec, and Atlantic Lithium. We did not have equity investments in unconsolidated affiliates in 2020.
Years Ended June 30, 2021 and 2020

	Years Ended June 30,
	2021	2020	$ Change	% Change
Exploration and mine development costs	$10,874,502	$3,125,784	$7,748,718	247.9%
General and administrative expenses	8,861,454	3,440,161	5,421,293	157.6%
Loss from operations	(19,735,956)	(6,565,945)	(13,170,011)	200.6%
Other (expense) income	(193,266)	686,793	(880,059)	(128.1)%
Loss from equity investments in unconsolidated affiliates, net of tax	(64,626)	—	(64,626)	*
Net loss	$(19,993,848)	$(5,879,152)	$(14,114,696)	240.1%
_________________________
* Not meaningful.
Exploration and Mine Development Costs
Exploration and mine development costs increased $7.7 million, or 247.9%, to $10.9 million in the year ended June 30, 2021 compared to $3.1 million in the year ended June 30, 2020. The increase in exploration and mine development costs was primarily due to an increase in contract labor costs and consulting fees associated with increased drilling, engineering, and metallurgical testing activities for our Carolina Lithium Project.
General and Administrative Expenses
General and administrative expenses increased $5.4 million, or 157.6%, to $8.9 million in the year ended June 30, 2021 compared to $3.4 million in the year ended June 30, 2020. The increase in general and administrative expenses was primarily due to an increase in professional and consulting fees, including legal, accounting, recruiting and other professional costs associated with our Redomiciliation. Employee compensation expenses also contributed to higher general and administrative expenses due to the hiring of key management personnel and support staff at our headquarters in Belmont, North Carolina in 2021. Employee compensation expenses included noncash, stock-based compensation expense of $0.8 million and $0.3 million in the years ended June 30, 2021 and 2020, respectively.
Other (Expense) Income
Other (expense) income decreased $0.9 million, or 128.1%, to a $0.2 million expense in the year ended June 30, 2021 compared to $0.7 million income in the year ended June 30, 2020. The decrease in other (expense) income was due to gains in foreign exchange, a decrease in interest income and an increase in interest expense.
Loss from Equity Investments in Unconsolidated Affiliates
Loss from equity investments in unconsolidated affiliates, net, was $0.1 million in the year ended June 30, 2021 compared to zero in the year ended June 30, 2020. The loss was generated from our investment in Sayona. We did not have equity investments in unconsolidated affiliates in 2020.

Years Ended June 30, 2020 and 2019

	Years Ended June 30,
	2020	2019	$ Change	% Change
Exploration and mine development costs	$3,125,784	$6,381,501	$(3,255,717)	(51.0)%
General and administrative expenses	3,440,161	3,662,767	(222,606)	(6.1)%
Loss from operations	(6,565,945)	(10,044,268)	3,478,323	(34.6)%
Other income	686,793	362,467	324,326	89.5%
Net loss	$(5,879,152)	$(9,681,801)	$3,802,649	(39.3)%
Exploration and Mine Development Costs
Exploration and mine development costs decreased $3.3 million, or 51.0%, to $3.1 million in the year ended June 30, 2020 compared to $6.4 million in the year ended June 30, 2019. The decrease in exploration and mine development costs was primarily due to a decrease in drilling expenses associated with a decline in drilling activities and, to a lesser extent, permitting and engineering expenses associated with our Carolina Lithium Project.
General and Administrative Expenses
General and administrative expenses decreased $0.2 million, or 6.1%, to $3.4 million in the year ended June 30, 2020 compared to $3.7 million in the year ended June 30, 2019. The decrease in general and administrative expenses was primarily due to a decrease in professional and consulting fees.
Other Income
Other income increased $0.3 million, or 89.5%, to $0.7 million in the year ended June 30, 2020 compared to $0.4 million in the year ended June 30, 2019. The increase in other income was mainly due to foreign currency exchange gains. Partially offsetting the increase in other income was a decrease in interest income and an increase in interest expense.
Liquidity and Capital Resources
Overview
As of December 31, 2021, we had cash and cash equivalents of $64.2 million compared to $142.7 million as of June 30, 2021. As of December 31, 2021, our cash balances held in the U.S. totaled $58.5 million, or 91.1%, and the remaining $5.7 million, or 8.9%, of our cash balances were held in Australia. We have determined that any earnings in Australia would be indefinitely reinvested. Our cash balances in Australia can be repatriated to the U.S. with inconsequential tax consequences.
Our predominant source of cash has been generated through equity financing from issuances of our common stock. We have also entered into noncash seller financed debt to acquire land for our Carolina Lithium Project. Since our inception, we have not generated revenues, and as such, have relied on equity financing to fund our operating and investing activities and to fund our debt payments.
Our primary uses of cash during the six months ended December 31, 2021 consisted of: (i) strategic equity investments in Sayona of $7.4 million, Sayona Quebec of $20.2 million primarily for our share of the NAL acquisition, and Atlantic Lithium of $16.0 million, (ii) purchases of real property and associated mining interests for our Carolina Lithium Project of $12.5 million, (iii) advances toward the Ewoyaa Project for exploration and evaluation activities of $4.3 million, and (iv) working capital. As of December 31, 2021, we had working capital of $59.2 million.
As of December 31, 2021, we had long-term debt of $0.9 million, net of the current portion of $0.8 million, related to seller financed debt, as discussed above.
On September 24, 2021, we filed an automatic shelf registration statement with the SEC to provide us with capacity to publicly offer up to $500.0 million of common stock, preferred stock, warrants, debt, convertible or exchangeable securities, depositary shares, units, or any combination thereof. We may from time to time raise capital under our shelf registration statement in amounts, at prices, and on terms to be announced when and if any securities are offered. The shelf registration statement expires on September 24, 2024. As of December 31, 2021, we have not utilized the shelf registration statement for any equity or debt financings.
Outlook
We expect our current cash balances to fund our planned cash expenditures in 2022 primarily related to: (i) working capital requirements, (ii) certain ongoing costs associated with our Carolina Lithium Project including, but not limited to, continued exploration, testing, engineering, and permitting activities, (iii) mining interests acquisitions, and (iv) certain funding obligations for the Quebec and Ghana projects.
Our planned cash expenditures in 2022 do not include: (i) acquisition costs of mining interests not under contract as of December 31, 2021 for our Carolina Lithium Project (ii) construction costs for a mine, concentrator plant or chemical plant for our Carolina Lithium Project, Quebec Project or Ghana Project, or (iii) equity investments in any new strategic ventures.

Our 2022 plan does not include additional cash from equity or debt financing, cash from generating revenue, or cash distributions from our lithium projects in Quebec and Ghana.
As of December 31, 2021, we had entered into land acquisition contracts in North Carolina, as discussed above, totaling $46.5 million, of which we expect to close and fund $16.2 million, $16.8 million and $13.4 million in the years ended December 31, 2022, 2023 and 2024, respectively. These amounts do not include closing costs such as attorney’s fees, taxes and commissions. We are not obligated to exercise our land option agreements, and we are able to cancel our land acquisition contracts, at our option and with de minimis cancellation costs, during the contract due diligence period. Certain land option agreements and land acquisition contracts become binding upon commencement of construction for the Carolina Lithium Project.

We believe our current cash balances are sufficient to fund our cash requirements for at least the next 12 months. In the event costs were to exceed our 2022 plan, we will reduce or eliminate current and/or planned discretionary spending. If further reductions are required, we will reduce certain non-discretionary expenditures.

As reflected in our BFS, we expect estimated capital costs for the Carolina Lithium Project to be approximately $988 million. Additionally, we expect to fund significant cash expenditures for construction costs associated with our lithium projects in Quebec and Ghana. We will require equity or debt financing in order to fund planned construction costs for these projects. As we approach construction decisions for our lithium projects, we will evaluate various project financing options, including possible strategic partnering opportunities.

In December 2021, we submitted a loan application to the Loan Programs Office of the U.S. Department of Energy for potential funding of program eligible capital costs, including but not limited to, a spodumene concentrator plant and lithium hydroxide conversion facilities associated with the Carolina Lithium Project. We cannot be certain that our loan application will be approved or will have terms acceptable to us.
Historically, we have been successful in raising cash through equity financing and obtaining mining interests through seller financed debt; however, no assurances can be given that additional financing will be available in amounts sufficient to meet our needs or on terms that are acceptable to us. If we issue additional shares of our common stock, it would result in dilution to our existing shareholders. There are many factors that could significantly impact our ability to raise funds through equity and debt financing as well as influence the timing of future cash flows. These factors include, but are not limited to, permitting and approvals for our projects, our ability to access capital markets, stock price volatility, commodity price volatility, uncertain economic conditions, and access to labor. See Part I, Item 1A “Risk Factors.” in our Transition Report.

Cash Flows
The following table is a condensed schedule of cash flows provided as part of the discussion of liquidity and capital resources:

	Six months Ended December 31, 2021	Six months Ended December 31, 2020 (unaudited)	Years Ended June 30,
			2021	2020	2019
Net cash used in operating activities	$(17,674,173)	$(3,533,809)	$(16,257,254)	$(6,332,301)	$(9,195,612)
Net cash used in investing activities	(60,413,380)	(5,090,556)	(34,565,793)	(3,452,254)	(1,554,129)
Net cash (used in) provided by financing activities	(319,112)	60,704,271	174,617,607	24,718,553	8,321,894
Net (decrease) increase in cash and cash equivalents	$(78,406,665)	$52,079,906	$123,794,560	$14,933,998	$(2,427,847)
Cash Flows from Operating Activities
Operating activities used $17.7 million and $3.5 million during the six months ended December 31, 2021 and 2020, respectively, resulting in an increase in cash used in operating activities of $14.1 million. The increase in cash used in operating activities was primarily due to an increase in net loss of $13.2 million, adjusted for noncash items, as well as an increase from changes in operating assets and liabilities in the six months ended December 31, 2021 compared to the six months ended December 31, 2020.
Operating activities used $16.3 million and $6.3 million in the years ended June 30, 2021 and 2020, respectively, resulting in an increase in cash used in operating activities of $10.0 million. The increase in cash used in operating activities was primarily due to an increase in net loss of $13.2 million, adjusted for noncash items, partially offset by an increase from changes in operating assets and liabilities in the year ended June 30, 2021 compared to the year ended June 30, 2020.
Operating activities used $6.3 million and $9.2 million in the years ended June 30, 2020 and 2019, respectively, resulting in a decrease in cash used in operating activities of $2.9 million. The decrease in cash used in operating activities was primarily due to a decrease in net loss of $4.0 million, adjusted for noncash items, partially offset by an increase from changes in operating assets and liabilities in the year ended June 30, 2020 compared to the year ended June 30, 2019.
Cash Flows from Investing Activities
Investing activities used $60.4 million and $5.1 million during the six months ended December 31, 2021 and 2020, respectively, resulting in an increase in cash used in investing activities of $55.3 million. The increase in cash used in investing activities was mainly due to funding of our equity investments in Sayona, Sayona Quebec and Atlantic Lithium totaling $43.6 million, including transaction costs, cash advances to the Ewoyaa Project for exploration and evaluation activities of $4.3 million, and an increase in cash purchases of mining interests for our Carolina Lithium Project of $7.4 million in the six months ended December 31, 2021 compared to the six months ended December 31, 2020.
Investing activities used $34.6 million and $3.5 million in the years ended June 30, 2021 and 2020, respectively, resulting in an increase in cash used in investing activities of $31.1 million. The increase in cash used in investing activities was mainly due to cash payments toward equity investments in Sayona and Sayona Quebec totaling $16.4 million, including transaction costs, and an increase in cash purchases of mining interests for our Carolina Lithium Project of $15.4 million in the year ended June 30, 2021 compared to the year ended June 30, 2020.
Investing activities used $3.5 million and $1.6 million in the years ended June 30, 2020 and 2019, respectively, resulting in an increase in cash used in investing activities of $1.9 million. The increase in cash used in investing activities was mainly due to cash purchases of mining interests for our Carolina Lithium Project of $1.2 million in the year ended June 30, 2020 compared to the year ended June 30, 2019. We also had an increase in capital expenditures of $0.7 million in the year ended June 30, 2020 compared to the year ended June 30, 2019.

Cash Flows from Financing Activities
Financing activities used $0.3 million and provided $60.7 million during the six months ended December 31, 2021 and 2020, respectively, resulting in a decrease in cash from financing activities of $61.0 million. The decrease in cash from financing activities was mainly due to $0.6 million in equity financing from exercises of stock options in the six months ended December 31, 2021 compared to $61.0 million from cash exercises of stock option and issuances of our common stock in the six months ended December 31, 2020. In addition, there were $0.3 million in debt payments in the six months ended December 31, 2020, compared to $0.9 million in debt payments in the six months ended December 31, 2021.
Financing activities provided $174.6 million and $24.7 million in the years ended June 30, 2021 and 2020, respectively, resulting in an increase in cash provided by financing activities of $149.9 million. The increase in cash provided by financing activities was due to an increase in net issuances of our common stock of $149.9 million in the year ended June 30, 2021 compared to the year ended June 30, 2020. In the year ended June 30, 2021, we raised $175.0 million in cash through issuances of our common stock, net of issuance costs.
Financing activities provided $24.7 million and $8.3 million in the years ended June 30, 2020 and 2019, respectively, resulting in an increase in cash provided by financing activities of $16.4 million. The increase in cash provided by financing activities was primarily due to an increase in equity financing as we received cash of $25.1 million through issuance of our common stock, net of issuance costs, in the year ended June 30, 2020 compared to $8.3 million in the year ended June 30, 2019. We made principal debt payments totaling $0.4 million in the year ended June 30, 2020 compared to no principal debt payments in the year ended June 30, 2019.
Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations as of December 31, 2021, that we believe will affect cash over the next five years and thereafter:

	Total	Less than 1 year	1–3 years	3-5 years	Thereafter
Contractual obligations
Long-term debt obligations	$1,676,336	$762,189	$899,631	$14,516	$—
Lease liabilities	59,430	59,430	—	—	—
	$1,735,766	$821,619	$899,631	$14,516	$—
Although we have entered into certain supply agreements, purchase obligations from our customers are defined as purchase agreements that are enforceable and legally binding and that specify all significant terms, including quantity, price, and the approximate timing of the transaction. Our obligations to fulfill supply agreements do not meet these criteria and are therefore not reflected in the table above.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Critical Accounting Polices and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in the notes to our consolidated financial statements included elsewhere in our Transition Report, we believe that the following critical accounting policy is the most important to understanding and evaluating our reported financial results.
Stock-based Compensation
The Compensation Committee generally grants stock-based awards in the first quarter of each year. The Compensation Committee does not have any programs, plans, or practices of timing these awards in coordination with the release of material non-public information. We have never backdated, re-priced, or spring-loaded any of our stock-based awards.
Equity-settled, share-based payments are provided to officers, employees, consultants and other advisors. These share-based payments are measured at the fair value of the equity instrument at the grant date. Fair value of share options is determined using the Black-Scholes option pricing model, taking into account the terms and conditions upon which the instruments were granted, and are disclosed in Note 10 - Stock Based Compensation, to the audited consolidated financial statements appearing elsewhere in our Transition Report. We record stock-based compensation expense within both exploration and mine development costs, and general and administrative expenses in the Statements of Operations. Costs are allocated among those receiving the benefit based upon job function. There are certain employees who serve both functions, and therefore, their stock-based compensation expense is split between both financial statement lines in the consolidated statements of operations.
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
Investments in Unconsolidated Entities
We strategically invest in unconsolidated entities that we believe will provide us access to hard rock lithium assets as well as projects with the potential for scale, low-cost, sustainable production practices and that are strategically located to our proposed lithium hydroxide manufacturing sites.
Our unconsolidated entities are accounted for by the equity method of accounting because we have a significant influence, but not control, in the investee. We record our investments in these entities in our consolidated balance sheets as “Equity investments in unconsolidated affiliates” and our pro-rata share of the entities’ earnings or losses in our consolidated statements of operations as “Loss from equity investments in unconsolidated affiliates.”
We look at specific criteria and use our judgment when determining if we have a controlling interest in an unconsolidated entity. Factors considered in determining whether we have significant influence, or we have control, include, but are not limited to, ownership percentage, the ability to appoint individuals to the investee’s board of directors, operational decision-making authority, and participation in policy-making decisions. The accounting policy relating to the use of the equity method of accounting is a critical accounting policy due to the judgment required in determining whether we have significant influence over the entity.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our exposure to the risk of changes in market interest rates relates primarily to our cash and short-term deposits with a floating interest rate. These financial assets do not expose us to material cash flow interest rate risk. All other financial assets and liabilities, in the form of payables, lease liabilities, and long-term debt, are non-interest bearing. As of December 31, 2021, June 30, 2021, and June 30, 2020, we had $64.2 million, $142.7 million and $18.9 million, respectively, of cash and short-term deposits. We currently do not engage in any hedging or derivative transactions to manage interest rate risk.
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

Item 8. FINANCIAL STATEMENTS

See “Index to Consolidated Financial Statements” beginning on page F-1 of our Transition Report.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
Item 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, under supervision and with the participation of our CEO (our Principal Executive Officer) and Chief Financial Officer (“CFO”) (our Principal Financial Officer and Principal Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2021. Based on the evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2021.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, a company’s CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. This assessment was performed under the direction and supervision of our CEO and CFO and based on criteria established in

Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls. Based on this assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in the COSO 2013 framework.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2021. Their report is filed within our Transition Report.
Inherent Limitations of Internal Controls
Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we can not assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements due to error or fraud.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting identified in the evaluation for the six months ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    OTHER INFORMATION.
None.
Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item with respect to our executive officers appears in Part I of our Transition Report under the heading, “Executive Officers of the Registrant.” The other information required by this item is incorporated by reference to our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be held on or about April 29, 2022, which will be filed with the SEC within 120 days of the six-month transition period ended December 31, 2021, covered by our Transition Report (“Proxy Statement”).
Item 11.     EXECUTIVE COMPENSATION.
The information required by this item is incorporated by reference to the Proxy Statement.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated by reference to the Proxy Statement.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference to the Proxy Statement.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated by reference to the Proxy Statement.

PART IV
Item 15.    EXHIBITS.
1. Financial Statements
See Part II, Item 8, “Index to Consolidated Financial Statements” in our Transition Report.

2. Financial Statement Schedules
Financial statement schedules have not been included because they are not applicable, or the information is included in financial statements or notes thereto.

3. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of our Transition Report and such Exhibit Index is incorporated herein by reference.

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Piedmont Lithium Inc. (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed on May 18, 2021)
3.2	Amended and Restated Bylaws of Piedmont Lithium Inc. (filed with the SEC as Exhibit 3.2 to the Company’s Current Report on Form 8-K12B filed on May 18, 2021)
4.1	Description of Securities (filed with the SEC as Exhibit 4.1 the Company’s Annual Report on Form 10-K filed on September 24, 2021)
10.1+	Piedmont Lithium Inc. 2021 Stock Incentive Plan (filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2021)
10.2+	Executive Employment Agreement, dated as of September 22, 2021, by and between Keith Phillips, Piedmont Lithium Inc. and Piedmont Lithium Carolinas, Inc. (filed with the SEC as Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on September 24, 2021)
10.3+	Executive Employment Agreement, dated as of June 4, 2021, by and between Michael White and Piedmont Lithium Inc. (filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2021)
10.4+	Executive Employment Agreement, dated as of September 22, 2021, by and between Bruce Czachor and Piedmont Lithium Inc. and Piedmont Lithium Carolinas, Inc. (filed with the SEC as Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on September 24, 2021)
10.5+	Executive Employment Agreement, dated as of September 22, 2021, by and between Patrick Brindle and Piedmont Lithium Inc. and Piedmont Lithium Carolinas, Inc. (filed with the SEC as Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on September 24, 2021)
21.1	List of Subsidiaries of Piedmont Lithium Inc. (filed with the SEC as Exhibit 4.1 the Company’s Annual Report on Form 10-K filed on September 24, 2021)
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
96.1	Technical Report Summary, dated January 25, 2022 (filed with the SEC as Exhibit 96.1 to the Company’s Current Report on Form 8-K/A filed on February 1, 2022)
101.INS*	XBRL Instance Document - - embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).
__________________________
*Filed herewith.
+    Indicates management contract or compensatory plan.
Item 16.    TRANSITION REPORT ON FORM 10-KT SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Piedmont Lithium Inc.
(Registrant)

Date: February 28, 2022	By:	/s/ Michael White
Michael White
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Keith Phillips	President and Chief Executive Officer	February 28, 2022
Keith Phillips	(Principal Executive Officer)

/s/ Michael White	Executive Vice President and Chief Financial Officer	February 28, 2022
Michael White	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jeffrey Armstrong	Chairman and Director	February 28, 2022
Jeffrey Armstrong

/s/ Jorge Beristain	Director	February 28, 2022
Jorge Beristain

/s/ Claude Demby	Director	February 28, 2022
Claude Demby

/s/ Todd Hannigan	Director	February 28, 2022
Todd Hannigan

/s/ Susan Jones	Director	February 28, 2022
Susan Jones

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Piedmont Lithium Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Piedmont Lithium Inc. and subsidiaries (the "Company") as of December 31, 2021, and June 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for the six-month period ended December 31, 2021, and each of the three years in the period ended June 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and June 30, 2021 and 2020, and the results of its operations and its cash flows for the six months ended December 31, 2021, and each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accounting for Equity Method Investments – Refer to Note 5 to the financial statements

Critical Audit Matter Description

The Company applies the equity method of accounting for investments in which they have significant influence as contemplated within Accounting Standards Codification (ASC) Topic 323 – “Investments – Equity Method and Joint Ventures.” Management has determined that they have significant influence over the Sayona Mining Limited, Sayona Quebec Inc., and Atlantic Lithium Limited investments, and therefore have accounted for these investments in accordance with ASC Topic 323. Determining whether the Company has significant influence is a matter of professional judgment and requires consideration of various factors including but not limited to ownership percentage, the ability to appoint individuals to the investee’s board of directors, operational decision-making authority, and participation in policy-making decisions. As of December 31, 2021, the Company has approximately $58.8 million recorded as investments in unconsolidated affiliates on its balance sheet, representing approximately 35% of total assets.
We identified the accounting for equity method investments as a critical audit matter due to the significant judgments made by management in determining the appropriate accounting model to apply to its investments. We performed audit procedures to evaluate the reasonableness of management’s conclusions based on current year facts and circumstances, which required a high degree of auditor judgment and an increased extent of effort, including the need to involve our equity method investment accounting specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for equity method investments included the following, among others:
•We tested the design and effectiveness of management’s controls over determining the accounting treatment of its investments made during the six months ended December 31, 2021.
•With the assistance of our equity method investment accounting specialists, we evaluated the appropriateness of the Company’s accounting treatment of the initial investments made in the current period by inspecting the share subscription agreement, shareholders agreement, project agreement, and spodumene concentrate purchase agreement.
•We evaluated the Company’s disclosures related to equity method investments, including a comparison of the footnote disclosures per the Form 10-K/T to other comparable disclosures in SEC filings.
•We performed substantive testing procedures over the Company’s equity method investments by vouching cash paid to unconsolidated affiliates to amounts presented within the face of the financial statements and notes to the financial statements.
•We obtained representation from management asserting that the Company accounts for certain investments under the equity method of accounting because the Company is able to exert significant influence, but not control, over the investee.

/s/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 28, 2022
We have served as the Company’s auditor since 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Piedmont Lithium Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Piedmont Lithium Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the six months ended December 31, 2021, of the Company and our report dated February 28, 2022, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 28, 2022

PIEDMONT LITHIUM INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	June 30, 2021	June 30, 2020
Assets
Cash and cash equivalents	$64,244,983	$142,651,648	$18,857,088
Other current assets	2,514,602	1,251,322	58,980
Total current assets	66,759,585	143,902,970	18,916,068
Mining interests	39,303,043	26,597,803	7,720,957
Property, plant and equipment, net	752,311	725,863	717,417
Operating lease right-of-use assets	60,919	139,797	268,610
Other non-current assets	4,500,203	222,698	29,906
Equity investments in unconsolidated affiliates	58,872,710	16,262,498	—
Total assets	$170,248,771	$187,851,629	$27,652,958

Liabilities and Stockholders’ Equity
Accounts payable	$1,262,744	$2,561,834	$791,264
Accrued expenses	5,425,498	2,397,197	441,264
Current portion of long-term debt	762,189	1,085,142	577,576
Operating lease liabilities	59,430	140,435	135,947
Other current liabilities	40,157	29,906	—
Total current liabilities	7,550,018	6,214,514	1,946,051
Long-term debt, net of current portion	914,147	1,226,404	1,740,042
Operating lease liabilities, net of current portion	—	—	133,663
Other liabilities	—	—	29,906
Total liabilities	8,464,165	7,440,918	3,849,662
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock; $0.0001 par value, 100,000,000 shares authorized; 15,894,395, 15,764,533, and 10,356,762 shares issued and outstanding at December 31, 2021, June 30, 2021, and June 30, 2020, respectively	1,589	1,550	1,025
Additional paid-in capital	255,131,836	252,571,659	76,187,975
Accumulated deficit	(92,683,000)	(71,334,645)	(51,589,139)
Accumulated other comprehensive income (loss)	(665,819)	(827,853)	(796,565)
Total stockholders’ equity	161,784,606	180,410,711	23,803,296
Total liabilities and stockholders’ equity	$170,248,771	$187,851,629	$27,652,958
The accompanying notes are an integral part of these financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended December 31, 2021	Years Ended June 30,
		2021	2020	2019
Operating expenses:
Exploration and mine development costs	$9,628,803	$10,874,502	$3,125,784	$6,381,501
General and administrative expenses	10,956,005	8,861,454	3,440,161	3,662,767
Loss from operations	(20,584,808)	(19,735,956)	(6,565,945)	(10,044,268)
Other (expense) income:
Interest (expense) income, net	(112,869)	(267,886)	53,961	128,377
(Loss) gain from foreign currency exchange	(8,543)	74,620	632,832	234,090
Loss before taxes and equity earnings	(20,706,220)	(19,929,222)	(5,879,152)	(9,681,801)
Income tax expense (benefit)	—	—	—	—
Loss from equity investments in unconsolidated affiliates, net of tax	(642,135)	(64,626)	—	—
Net loss	$(21,348,355)	$(19,993,848)	$(5,879,152)	$(9,681,801)

Basic and diluted net loss per weighted-average share	$(1.35)	$(1.48)	$(0.71)	$(1.56)
Basic and diluted weighted-average number of shares outstanding	15,868,521	13,551,150	8,283,567	6,217,476
The accompanying notes are an integral part of these financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended December 31, 2021	Years Ended June 30,
		2021	2020	2019
Net loss	$(21,348,355)	$(19,993,848)	$(5,879,152)	$(9,681,801)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(499,399)	(366,083)
Equity investment income (loss) in unconsolidated affiliates	162,034	(31,288)	—	—
Other comprehensive income (loss), net of tax	162,034	(31,288)	(499,399)	(366,083)
Comprehensive loss	$(21,186,321)	$(20,025,136)	$(6,378,551)	$(10,047,884)
The accompanying notes are an integral part of these financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31, 2021	Years Ended June 30,
		2021	2020	2019
Cash flows from operating activities:
Net loss	$(21,348,355)	$(19,993,848)	$(5,879,152)	$(9,681,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,697	11,589	13,249	8,812
Stock-based compensation	2,003,116	1,319,372	470,939	438,375
Noncash lease expense	78,878	143,734	122,759	—
Loss on equity investments in unconsolidated affiliates	642,135	64,626	—	—
Changes in operating assets and liabilities:
Other assets	(717,101)	(1,385,134)	(29,736)	10,855
Operating lease liabilities	(81,005)	(144,096)	(118,555)	—
Accounts payable	(1,299,090)	1,770,570	(642,293)	(449,771)
Accrued expenses and other current liabilities	3,038,552	1,955,933	(269,512)	477,918
Net cash used in operating activities	(17,674,173)	(16,257,254)	(6,332,301)	(9,195,612)
Cash flows from investing activities:
Purchase of mining interests	(12,464,238)	(18,187,346)	(2,747,783)	(1,523,104)
Capital expenditures	(35,145)	(20,035)	(704,471)	(31,025)
Advances on the Ewoyaa Project	(4,310,173)	—	—	—
Purchase of equity investments in unconsolidated affiliates	(43,603,824)	(16,358,412)	—	—
Net cash used in investing activities	(60,413,380)	(34,565,793)	(3,452,254)	(1,554,129)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	174,964,132	25,108,987	8,321,894
Proceeds from exercise of stock options	557,100	349,047	—	—
Principal payments on long-term debt	(876,212)	(695,572)	(390,434)	—
Net cash (used in) provided by financing activities	(319,112)	174,617,607	24,718,553	8,321,894
Net (decrease) increase in cash	(78,406,665)	123,794,560	14,933,998	(2,427,847)
Cash and cash equivalents at beginning of period	142,651,648	18,857,088	4,432,150	7,238,489
Effect of exchange rate changes on cash	—	—	(509,060)	(378,492)
Cash and cash equivalents at end of period	$64,244,983	$142,651,648	$18,857,088	$4,432,150

Supplemental disclosure of cash flow information:
Cash paid for interest	$112,869	$289,125	$157,271	$—
Noncash acquisitions of mining interests financed by sellers	241,002	689,500	2,708,052	—
The accompanying notes are an integral part of these financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2018	5,593,863	$560	$42,380,178	$(36,563,325)	$68,917	$5,886,330
Issuance of common stock, net	1,110,000	111	8,321,783	—	—	8,321,894
Stock-based compensation expense	—	—	438,375	—	—	438,375
Conversion of performance rights	3,500	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(366,083)	(366,083)
Net loss	—	—	—	(9,681,801)	—	(9,681,801)
Balance at June 30, 2019	6,707,363	671	51,140,336	(46,245,126)	(297,166)	4,598,715
Issuance of common stock, net	3,535,000	354	25,108,634	—	—	25,108,988
Stock-based compensation expense	—	—	470,939	—	—	470,939
Shares issued for exercise/vesting of stock-based compensation awards	89,399	—	—	—	—	—
Expiration of stock options	—	—	(531,934)	531,934	—	—
Conversion of performance rights	25,000	—	—	—	—	—
Impact of ASC 842 adoption	—	—	—	3,205	—	3,205
Foreign currency translation adjustments	—	—	—	—	(499,399)	(499,399)
Net loss	—	—	—	(5,879,152)	—	(5,879,152)
Balance at June 30, 2020	10,356,762	1,025	76,187,975	(51,589,139)	(796,565)	23,803,296
Issuance of common stock, net	5,250,000	525	174,963,607	—	—	174,964,132
Stock-based compensation expense	—	—	1,319,372	—	—	1,319,372
Shares issued for exercise/vesting of stock-based compensation awards	152,771	—	349,047	—	—	349,047
Expiration of stock options	—	—	(248,342)	248,342	—	—
Conversion of performance rights	5,000	—	—	—	—	—
Equity investment income in unconsolidated affiliates	—	—	—	—	(31,288)	(31,288)
Net loss	—	—	—	(19,993,848)	—	(19,993,848)
Balance at June 30, 2021	15,764,533	1,550	252,571,659	(71,334,645)	(827,853)	180,410,711
Stock-based compensation expense	—	—	2,003,116	—	—	2,003,116
Shares issued for exercise/vesting of stock-based compensation awards	104,862	10	557,090	—	—	557,100
Conversion of performance rights	25,000	29	(29)	—	—	—
Equity investment income in unconsolidated affiliates	—	—	—	—	162,034	162,034
Net loss	—	—	—	(21,348,355)	—	(21,348,355)
Balance at December 31, 2021	15,894,395	$1,589	$255,131,836	$(92,683,000)	$(665,819)	$161,784,606

The accompanying notes are an integral part of these financial statements.

PIEDMONT LITHIUM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.DESCRIPTION OF COMPANY
Nature of Business
Piedmont Lithium Inc. (“Piedmont Lithium,” “we,” “our,” “us,” or “Company”) is a development stage company centered on developing a multi-asset, integrated lithium business that enables the transition to a net zero carbon world and the creation of a clean energy economy in North America. Through this endeavor, we are focused on developing and manufacturing lithium products for the fast-growing electric vehicle industry. The centerpiece of our operations, our wholly-owned Carolina Lithium Project (“Carolina Lithium Project”), is in the development stage and is located in the renowned Carolina Tin-Spodumene Belt of North Carolina. We are geographically diversified with equity investments in strategic partnerships that own lithium resource assets in Canada and Ghana. Collectively, these resource assets and the location of these assets in the United States (“U.S.”), Canada and Ghana, strategically position us to be a large, low-cost, sustainable producer of lithium products and byproducts, including quartz, feldspar and mica, serving the North American and European electric vehicle and battery supply chains. The geology, geography and proximity of our resources, planned production operations and customer base, should allow us to deliver a valuable continuous supply of high-quality, sustainably produced lithium hydroxide from spodumene concentrate, which is preferred by most electric vehicle manufacturers. Our diversified operations should enable us to play a pivotal role in supporting the move toward decarbonization and the electrification of transportation and energy storage in the United States of America.
Change in Fiscal Year End
On December 9, 2021, our Board of Directors (the “Board”) approved a change in our fiscal year end from June 30 to December 31, effective January 1, 2022. As a result of this change, we are filing this Transition Report on Form 10-KT (“Transition Report”) for the six-month transition period ended December 31, 2021.
Redomiciliation
Piedmont Lithium Inc. acquired all of the issued and outstanding ordinary shares of Piedmont Lithium Limited (“Piedmont Australia”), our Australian predecessor and a wholly-owned subsidiary, pursuant to a Scheme of Arrangement under Australian law, which was approved by Piedmont Australia’s shareholders on February 26, 2021, and the Supreme Court of Western Australia on May 5, 2021 (collectively referred to as “Redomiciliation”). As part of the Redomiciliation, we changed our place of domicile from Australia to the state of Delaware in the U.S., effective on May 17, 2021.
Piedmont Australia’s ordinary shares were listed on the Australian Securities Exchange (“ASX”), and Piedmont Australia’s American Depositary Shares (“ADSs”), each representing 100 of Piedmont Australia’s ordinary shares, were traded on the Nasdaq Capital Market (“Nasdaq”). Following the approval of the Redomiciliation, we moved our primary listing from the ASX to Nasdaq and retained an ASX listing via Chess Depositary Interests (“CDIs”), each representing 1/100th of a share of common stock of Piedmont Lithium Inc.
All issued and outstanding shares of our common stock and per share amounts have been retroactively adjusted in these consolidated financial statements to reflect the 100:1 ratio and share consolidation. Shares of our common stock issued in connection with the Redomiciliation trade on Nasdaq under the symbol “PLL.”
Basis of Presentation
Our consolidated financial statements have been prepared in U.S dollars and in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, all references to “$” are to U.S. dollars, and all references to “AUD” are to Australian dollars. Our reporting currency is U.S. dollars.
Prior to the Redomiciliation, Piedmont Australia reported its consolidated financial statements in accordance with International Financial Reporting Standards. Following the Redomiciliation, we transitioned to GAAP and applied GAAP retrospectively for all prior periods presented. In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments, intercompany adjustments, reclassifications and non-recurring adjustments) have been recorded to present fairly our financial position for all periods presented.
Certain prior period amounts have been reclassified to conform with the current period presentation.
Risk and Uncertainties
We are subject to a number of risks similar to those of other companies of similar size in our industry, including but not limited to, the success of our exploration and development activities, need for additional capital or financing to fund operating losses, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, and dependence on key individuals.
We have accumulated deficits of $92.7 million, $71.3 million, and $51.6 million, as of December 31, 2021, June 30, 2021, and June 30, 2020, respectively. We have incurred net losses and utilized cash in operations since inception, and we expect to incur future additional losses. We have cash available on hand and believe this cash will be sufficient to fund our operations and meet our obligations as they come due within one year from the date these consolidated financial statements are issued. In the event our cash requirements change during the next twelve months, management has the ability and commitment to reduce operating expenses, as necessary. Until commercial production is achieved from our planned operations, we will continue to incur operating and investing net cash outflows associated with, among other things, maintaining and acquiring exploration properties and undertaking ongoing exploration activities. Our long-term success is dependent upon our ability to successfully raise additional capital or financing or enter into strategic partnership opportunities. Our long-term success is also dependent upon our ability to obtain certain permits and approvals, develop our planned mine, construct our concentrator and chemical plants, earn revenues, and achieve profitability.
Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions, and allocations that affect amounts reported in the consolidated financial statements and related notes. Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets, fair value of stock-based compensation, income tax uncertainties, valuation of deferred tax assets, contingent assets and liabilities, legal claims, asset impairments and environmental remediation. Actual results could differ due to the uncertainty inherent in the nature of these estimates.
We base our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
We consider all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. We maintain cash deposits with high credit quality financial institutions. The deposits with these financial institutions may exceed the federally insured limits; however, these deposits typically are redeemable upon demand. We have not experienced any losses because of these deposits and do not expect to incur any losses in the future.
Long-Lived Assets
Mining Interests
Mining interests are recorded at cost and include land acquisition payments and land option payments to landowners, which include legal fees and other direct costs to enter into these contract agreements. We own land, specifically surface properties and the associated mineral rights, as part of our Carolina Lithium Project in the U.S., specifically in North

Carolina. We have entered into exclusive option agreements or land acquisition agreements, which upon exercise, allow us to purchase, or in some cases lease, surface properties and the associated mineral rights in North Carolina from landowners. For those properties under option, no liability is recorded until we are certain of exercising the option. Mining interests in the exploration and development stage are not amortized until the underlying property is converted to the production stage, at which point the mining interests are depleted over the estimated recoverable proven and probable reserves.
Development stage mining interests represent interests in properties under development that contain proven and probable reserves. Exploration stage mining interests represent interests in properties that are believed to potentially contain mineralized material consisting of: (i) mineralized material within pits; mineralized material with insufficient drill spacing to qualify as proven and probable reserves as well as and mineralized material in close proximity to proven and probable reserves; (ii) around-mine exploration potential not immediately adjacent to existing reserves and mineralization, but located within the immediate mine area; (iii) other mine-related exploration potential that is not part of current mineralized material and is comprised mainly of material outside of the immediate mine area; (iv) greenfield exploration potential that is not associated with any other production, development or exploration stage property, as described above; or (v) any acquired right to explore or extract a potential mineral deposit. The Company’s mineral rights generally are enforceable regardless of whether proven and probable reserves have been established.
Property, Plant and Equipment
Property, plant and equipment is recorded at cost, net of accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives.
Impairment of Long-Lived Assets
Assets that are subject to depreciation, depletion or amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, or for non-depreciable assets in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating loss combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed before the end of its estimated useful life.
Recoverability of assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by an asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized at the amount by which the carrying amount exceeds the estimated fair value of the asset. The estimated fair value is determined using a discounted cash flow analysis. Any impairment in value is recognized as an expense in the period when the impairment occurs. We did not recognize impairment charges associated with long-lived assets for the six months ended December 31, 2021 or years ended June 30, 2021, 2020 and 2019.
Asset Retirement Obligations
We follow the provisions of ASC Topic 410, “Asset Retirement and Environmental Obligations,” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. We record the fair value of a liability for an asset retirement obligation as an asset and liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The legal obligation to perform the asset retirement activity is unconditional, even though uncertainty may exist about the timing and/or method of settlement that may be beyond the entity’s control. As of December 31, 2021, June 30, 2021, and June 30, 2020, we did not record a provision for asset retirement obligation as no such condition had been met.
Exploration and Mine Development Costs
We incur costs in resource exploration, evaluation and development during the different phases of our resource development projects. Exploration costs incurred before the declaration of proven and probable resources, which primarily include exploration, drilling, engineering, metallurgical test-work, and compensation for employees associated with exploration activities, are expensed as incurred. We have also expensed as incurred engineering costs attributable to the evaluation of land for our future concentrator and chemical plants, development project management costs, feasibility studies and other project expenses that do not qualify for capitalization. After proven and probable resources are declared, exploration and mine development costs necessary to bring the property to commercial capacity or increase the capacity or useful life are capitalized.
Foreign Currencies
These consolidated financial statements have been presented in U.S. dollars, which is our reporting currency. Effective June 30, 2020, we adopted the U.S. dollar as our functional currency, triggered by an increased exposure to the U.S. dollar, as our future operating and capital costs are expected to be in U.S. dollars. The change in functional currency was applied prospectively from June 30, 2020 in accordance with GAAP.
Gains and losses arising from translations or settlements of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency translation adjustments resulting from the change in functional currency are included in “Other comprehensive income (loss), net of tax,” and gains and losses resulting from foreign currency transactions are presented in “Gain from foreign currency exchange” in in the consolidated financial statements.
Loss per Share
We compute loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares of common shares outstanding during the period. Diluted net loss per share of common stock is computed by giving effect to all potential dilutive shares of common stock, including options, restricted stock units and performance awards. Basic and diluted net loss per share of common stock were the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive.
Revenue Recognition
We are a development stage company and have no revenues. Specific evaluations described in ASC 606, “Revenue from Contracts with Customers” will be performed once we begin earning revenues. In accordance with ASC 606, revenue will be measured as the amount of consideration received in exchange for transferring goods or providing services, and will be recognized when performance obligations are satisfied under the terms of contracts with customers. A performance obligation will be deemed to be satisfied when control of the product is transferred to the customer.
Stock-based Compensation
We record stock-based compensation in accordance with ASC 718, “Stock Compensation.” Equity-settled stock-based payments are provided to directors, officers, employees, consultants and other advisors. These stock-based payments are measured at the fair value of the equity instrument at the grant date in accordance with ASC 718. Fair value is determined using the Black-Scholes valuation model. We have applied a graded (tranche-by-tranche) attribution method and record stock-based compensation expense on an accelerated basis over the vesting period of the share award. Forfeitures are accounted for in the period incurred.
On July 1, 2019, we early adopted Accounting Standards Update (“ASU”) 2018-07, “Compensation—Stock Compensation” and account for non-employee stock-based awards in accordance with the measurement and recognition criteria of ASC 718 and recognize the fair value of such awards over the service period. We used the modified retrospective method of adoption. There was no cumulative effect of adoption on July 1, 2019.
Fair Value of Financial Instruments
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
We follow FASB ASC Topic 820, “Fair Value Measurement and Disclosure,” which establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:
Level 1:Quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2:Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived from observable market data by correlation or other means.
Level 3:Inputs for the asset or liability that are not based on observable market data (unobservable inputs).
The level within which the financial asset or liability is classified is determined based on the lowest level of significant input to the fair value measurement.
Measurement of Fair Value
Our material financial instruments consist primarily of cash and cash equivalents, investments in equity securities, trade and other payables, and long-term debt as follows:
•Long-term debt—As of December 31, 2021, June 30, 2021, and June 30, 2020 we had $1.7 million, $2.3 million, and $2.3 million, respectively, of principal debt outstanding associated with seller financed loans. The carrying value of our long-term debt approximates its estimated fair value based on recently negotiated comparable loans having stated interest rates of 10%, consistent with the stated interest rates of all other seller financed loans.
•As of December 31, 2021, we had $0.5 million of investments in equity securities which are recorded at fair value based on Level 3 inputs. See Note 6—Other Assets.
•Other financial instruments—The carrying amounts of cash and cash equivalents and trade and other payables approximate fair value due to their short-term nature.
Level 3 activity was not material for all periods presented.
Income Taxes
We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, deferred tax assets are also recorded with respect to net operating losses and other tax attribute carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when realization of the benefit of deferred tax assets is not deemed to be more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support reversal of all or a portion of the allowances. In establishing the full valuation allowance position, we considered all available evidence, including all potential sources of taxable income, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as any other available and relevant information. Existing valuation allowances are re-examined each period. If it were determined that it is more likely than not that a deferred tax asset will be realized, the appropriate amount of the valuation allowance, if any, would be released in the period this determination is made.
We only recognize a tax benefit after concluding that it is more likely than not that the benefit will be sustained upon audit by the respective taxing authority based solely on the technical merits of the associated tax position. Once the recognition threshold is met, we recognize a tax benefit measured as the largest amount of the tax benefit that, in our judgment, is greater than 50% likely to be realized. Interest and penalties related to income tax liabilities are included in “Income tax expense (benefit)” in our consolidated statements of operations.

Equity Investments in Unconsolidated Affiliates
We apply the equity method of accounting for investments when we have significant influence, but not controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions, operational decision-making authority, and material intercompany transactions. Our proportionate share of the net income (loss) resulting from these investments is reported as “Loss from equity investments in unconsolidated affiliates, net of tax” in our consolidated statements of operations. The carrying value of our equity method investments is reported as “Equity investments in unconsolidated affiliates” in our consolidated balance sheets. For all equity method investments, we record our share of an investee’s income or loss on a one quarter lag. We classify distributions received from equity method investments using the cumulative earnings approach on our consolidated statements of cash flows. We assess investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. If the decline in value is considered to be other than temporary, the investment is written down to its estimated fair value, which establishes a new cost basis in the investment. We did not record any such impairment charges for any periods presented.
Leases
Effective January 1, 2019, we began accounting for leases in accordance with ASC Topic 842, “Leases,” which requires lessees to recognize lease liabilities and right-of-use (“ROU”) assets on the balance sheet for contracts that provide lessees with the right to control the use of identified assets. As part of this adoption, we made certain accounting policy elections which are detailed in the recently adopted accounting pronouncements sub-section in Note 8 - Leases, to the consolidated financial statements in our Transition Report. We evaluate whether our contractual arrangements contain leases at the inception of such arrangements. Specifically, management considers whether we control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the asset.
ROU lease assets represent our right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments. Both the ROU lease asset and liability are recognized as of the lease commencement date based on the present value of the lease payments over the lease term. Our leases do not provide an implicit borrowing rate that can readily be determined. Therefore, we apply a discount rate based on the incremental borrowing rate, which is determined using our synthetic credit rating and other information available as of the lease commencement date. ROU lease assets also include any lease payments made before their contractual due dates and exclude any lease incentives.
Our lease agreements may include options to extend the lease term or to terminate the lease early. We include options to extend or terminate leases upon determination of the ROU lease asset and liability when we are reasonably certain we will exercise these options. Operating lease expense attributable to lease payments is recognized on a straight-line basis over the lease term and is included in “Exploration and mine development costs” in the consolidated statements of operations.
We evaluate ROU assets for impairment consistent under our impairment of long-lived assets policy.
We had no finance leases as of December 31, 2021, June 30, 2021, and June 30, 2020.
Recently Issued and Adopted Accounting Pronouncements
In July 2021, the FASB issued ASU No. 2021-05, Lessors - Certain Leases with Variable Lease Payments (Topic 842). The amendments in this update affect lessors with lease contracts that (i) have variable lease payments that do not depend on a reference index or a rate, and (ii) would have resulted in the recognition of a selling loss at lease commencement if classified a sales-type or direct financing. This ASU will be effective for fiscal years beginning after December 15, 2021. The adoption of this update is not expected to have a material impact on our consolidated financial statements.
We have considered the applicability and impact of all other recently issued accounting pronouncements and have determined that they were either not applicable or were not expected to have a material impact on our financial statements.

3.MINING INTERESTS
Mining interests consisted of the following:

	December 31, 2021	June 30, 2021	June 30, 2020
Beginning balance	$26,597,803	$7,720,957	$2,265,121
Land acquisitions through cash payments	12,464,238	17,898,705	2,747,784
Land acquisitions through seller financed loans	241,002	978,141	2,708,052
Ending balance	$39,303,043	$26,597,803	$7,720,957
Depletion of mining interests does not commence until the assets are placed in service. As of December 31, 2021, we have not recorded depletion expense for any of our mining interests.
4.PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	Useful Lives (Years)	December 31, 2021	June 30, 2021	June 30, 2020
Land	—	$688,829	$688,829	$688,829
Office equipment	3—5	107,248	72,103	52,068
Property, plant, and equipment		796,077	760,932	740,897
Accumulated depreciation		(43,766)	(35,069)	(23,480)
Property, plant, and equipment, net		$752,311	$725,863	$717,417
We recorded depreciation expense in “General and administrative expenses” in our consolidated statements of operations as follows:

	Six Months Ended December 31, 2021	Years Ended June 30,
		2021	2020	2019
Depreciation expense	$8,697	$11,589	$13,249	8812
5.EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES
We apply the equity method to investments when we have the ability to exercise significant influence over the operational decision-making authority and financial policies of the investee. We account for our existing investments in Atlantic Lithium Limited (“Atlantic Lithium”), Sayona Mining Limited (“Sayona”) and Sayona Quebec Inc. (“Sayona Quebec”) as equity method investments. Our share of the income or loss from Atlantic Lithium, Sayona and Sayona Quebec is recorded on a one quarter lag.
Atlantic Lithium Limited
On August 31, 2021, we entered into a strategic partnership with Atlantic Lithium Limited (formerly named IronRidge Resources Limited) by acquiring an equity interest of approximately 10% in Atlantic Lithium Limited for $16.0 million.
As part of our strategic partnership, we entered into a long-term supply agreement whereby Atlantic Lithium will sell 50% of spodumene concentrate produced in Ghana to Piedmont Lithium, subject to us exercising our ability to acquire an equity interest of 50% in Atlantic Lithium’s lithium-based portfolio in Ghana through expected future staged investments totaling approximately $87 million. (See Note 6—Other Assets).
Sayona Quebec
On August 30, 2021, Sayona Quebec acquired substantially all of the assets of North American Lithium Inc. (“NAL”) for $77.8 million. We paid $19.5 million to Sayona Quebec, representing our 25% equity interest contribution, and Sayona paid $58.3 million, representing Sayona’s 75% equity interest contribution, which collectively gave Sayona Quebec the ability to fund the purchase of NAL. During the six months ended December 31, 2021, we made additional investments of

$0.8 million in Sayona Quebec, which were proportional to the additional investments made by Sayona, and as such, our investment ownership percentage in Sayona Quebec did not change. As of December 31, 2021, our equity interest in Sayona Quebec was 25%.
Sayona

During the six months ended December 31, 2021, we invested in additional equity offerings by Sayona in the amount of $7.2 million. Our equity interest in Sayona, including the additional shares acquired, was approximately 16.5% as of December 31, 2021.
The following table summarizes the carrying amount, including changes therein, of our equity method investments for the periods presented below:

	Sayona	Sayona Quebec	Atlantic Lithium	Total
Initial investment(1)	$11,290,819	$5,067,593	$—	$16,358,412
Loss from equity method investments	(64,626)	—	—	(64,626)
Share of income from equity method investments included in other comprehensive income (loss)	(31,288)	—	—	(31,288)
Balance at June 30, 2021	11,194,905	5,067,593	—	16,262,498
Initial investment(2)	—	—	15,969,503	15,969,503
Additional investment(3)	7,423,086	20,211,235	—	27,634,321
Return of capital(4)	—	—	(513,511)	(513,511)
Loss from equity method investments	(525,679)	(62,977)	(53,479)	(642,135)
Share of income from equity method investments included in other comprehensive income (loss)	164,176	—	(2,142)	162,034
Balance at December 31, 2021	$18,256,488	$25,215,851	$15,400,371	$58,872,710
Fair value of equity investments where market values from publicly traded entities are readily available	$104,699,010	Not publicly traded	$21,682,656
____________________________________________________________________________
(1)Initial investment includes transaction costs of $212,713 for the year ended June 30, 2021.
(2)Initial investment includes transaction costs of $111,071 for the six months ended December 31, 2021.
(3)Additional investment includes transaction costs of $171,379 for the six months ended December 31, 2021.
(4)In December 2021, Atlantic Lithium demerged its gold business assets by exchanging them for shares in a newly formed company, Ricca Resources Limited. The shares in Ricca Resources Limited received were distributed to the shareholders of Atlantic Lithium and treated as a return of capital. (See Note 6—Other Assets).
The following tables present summarized financial information for our significant equity investments compiled from information provided to us by the investee. The amounts shown represent 100% of investee financial information for the respective periods.
Summarized financial information for the six months ended and as of December 31, 2021:

	Sayona	Sayona Quebec	Atlantic Lithium
Summarized statement of operations information:
Revenue	$—	$—	$—
Net loss from operations	(2,692,205)	(251,909)	(539,649)
Other comprehensive income (loss), net of tax	844,581	—	(21,619)
Comprehensive loss	(1,847,624)	(251,909)	(561,268)

Summarized balance sheet information:
Current assets	18,302,011	712,057	24,332,412
Non-current assets	99,752,858	97,957,054	43,422,205
Current liabilities	2,071,478	917,461	3,354,029
Non-current liabilities	23,048	—	—

Summarized financial information for the year ended and as of June 30, 2021:

Sayona
Summarized statements of operations information:
Revenue	$—
Net loss from operations	(324,754)
Other comprehensive income (loss), net of tax	(157,224)
Comprehensive loss	(481,979)

Summarized balance sheet information:
Current assets	9,710,517
Non-current assets	17,718,789
Current liabilities	4,746,137
Non-current liabilities	24,285
6.OTHER ASSETS
Other current assets consisted of the following:

	December 31, 2021	June 30, 2021	June 30, 2020
Lease deposit	$29,906	$29,906	$—
Investments in equity securities	513,511	—	—
Prepaid assets	1,971,185	1,221,416	58,980
Total other current assets	$2,514,602	$1,251,322	$58,980
As of December 31, 2021, we owned common shares in Ricca Resources Limited. As the stock was received in conjunction with the demerger of Ricca Resources Limited from our investment in Atlantic Lithium on December 24, 2021, we determined our cost basis to be the fair value of the stock at the time of the demerger, based on the offering price of shares at that time. The change in fair value of our investment subsequent to receipt of the shares was immaterial.
Other non-current assets consisted of the following:

	December 31, 2021	June 30, 2021	June 30, 2020
Advances on the Ewoyaa Project	$4,310,173	$—	$—
Non-current prepaid assets	190,030	222,698	—
Lease deposit	—	—	29,906
Total other assets	$4,500,203	$222,698	$29,906
The Ghana Project is a strategic partnership between Piedmont Lithium and Atlantic Lithium through our purchase of an equity interest in Atlantic Lithium. As a part of this agreement, we entered into a separate project agreement which outlines the provisions for two phases of future staged investments by Piedmont Lithium in the Ewoyaa Project over a period of three to four years to acquire a 50% equity interest in Atlantic Lithium’s Ghanaian-based Cape Coast Lithium Portfolio Companies (“Atlantic Lithium Ghana”).
The first phase allows us to acquire a future 22.5% equity interest in Atlantic Lithium Ghana by funding $17.0 million for exploration and definitive feasibility study expenses over the next 24 months. Our future equity interest ownership related to phase one is contingent upon completing a definitive feasibility study as well as committing to fund an additional $70.0 million in capital costs as part of phase two of the Ewoyaa Project. Any cost underruns or overruns above the initial commitment will be split with Atlantic Lithium. If we elect to commit to funding phase two, we will acquire 22.5% equity interest and will then have the ability to acquire an additional 27.5% equity interest in the Atlantic Lithium Ghana once phase two funding is complete. These initial funding costs are included in other non-current assets as an advance on our future contributions to the Ewoyaa Project.
The maximum exposure to a loss as a result of our involvement in the Ewoyaa Project is limited to the initial investment and the future capital contributions. As of December 31, 2021, we did not own an equity interest in Atlantic Lithium Ghana. We have made advanced payments of $4.3 million as of December 31, 2021 and additional advance payments of $3.6 million beginning January 1, 2022 through the date of this filing.
7.LONG-TERM DEBT
We have entered into long-term debt agreements to purchase surface properties and the associated mineral rights from landowners that form part of “Mining interests” on our consolidated balance sheets. These purchases were fully or partly financed by the seller of each of the surface properties. Our long-term debt is payable in monthly installments ranging from approximately $2,000 to $20,000 per month on terms ranging from 2 to 5 years. Payments include an implied or stated interest rate of 10% and are secured by the respective real property.
The outstanding balances of our long-term debt agreements were as follows:

	December 31, 2021	June 30, 2021	June 30, 2020
Current portion of long-term debt	$762,189	$1,085,142	$577,576
Long-term debt, net of current portion	914,147	1,226,404	1,740,042
Total long-term debt	$1,676,336	$2,311,546	$2,317,618

We paid interest on our long-term debt as follows:

	Six Months Ended December 31, 2021	Years Ended June 30,
		2021	2020	2019
Interest paid	$112,869	$271,264	$107,569	$—
Scheduled payments for the principal portion of our outstanding long-term debt are as follows:

December 31, 2021
2022	$762,189
2023	610,809
2024	288,822
2025	14,516
Total	$1,676,336

8.LEASES
We lease office space and have a sublease arrangement on one of our leased offices.
Lease presentation in our consolidated balance sheets, components of lease costs and other lease information are presented in the following table:

	December 31, 2021	June 30, 2021	June 30, 2020
Assets
Right-of-use assets - operating lease	$60,919	$139,797	$268,610

Liabilities
Current	59,430	140,435	135,947
Non-current	—	—	133,663
Operating lease liabilities	$59,430	$140,435	$269,610

	Six Months Ended December 31, 2021	Years Ended June 30,
		2021	2020
Statements of operations:
Operating lease cost	$84,228	$165,456	$156,456
Short-term lease cost	66,592	78,583	32,673
Sublease income	61,506	120,752	29,906

Other information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$14,921	$391,549
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$86,356	$165,817	$152,251
Weighted-average remaining lease term (in months)	3	11	23
Weighted-average discount rate	10.00%	10.00%	10.00%
Maturities of lease payments under non-cancellable leases are as follows:

December 31, 2021
2022	$61,151
Total future minimum lease payments	61,151
Interest included within lease payments	(1,721)
Total operating lease liabilities	$59,430
9.EQUITY
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

Equity Transactions During the Six Months Ended December 31, 2021
On September 24, 2021, we filed a $500 million automatic shelf registration statement with the SEC to provide us with capacity to publicly offer, common stock, preferred stock, warrants, debt, convertible or exchangeable securities, depositary shares, or units, or any combination thereof. We may from time to time raise capital under our shelf registration statement in amounts, at prices, and on terms to be announced when and if any securities are offered. The shelf registration statement expires on September 24, 2024. As of December 31, 2021, we have not utilized the shelf registration statement for any equity or debt financings.
Equity Transactions During the Year Ended June 30, 2021
In August 2020, we issued 1,200,000 shares at a weighted-average issue price of AUD 9.00(1). In October 2020, we issued 2,300,000 shares with a weighted-average issue price of $25.00. In March 2021, we issued 1,750,000 shares with a weighted-average issue price of $70.00. Share issuance costs associated with the Australia share placements and U.S. public offerings totaled $12,819,429 and were accounted for as a reduction in the proceeds from share issuances in the consolidated balance sheets.
Equity Transactions During the Year Ended June 30, 2020
In July 2019, we issued 1,450,000 shares with a weighted-average issue price of AUD 14.50(1). In June 2020, we issued 2,065,000 shares with a weighted-average issue price of $6.30. Share issuance costs associated with the Australia share placements and U.S. public offerings totaled $2,326,270 and were accounted for as a reduction in the proceeds from share issuances in the consolidated balance sheets.
Equity Transactions During the Year Ended June 30, 2019
In December 2018, we issued 1,075,909 shares with a weighted-average issue price of AUD 11.00(1). In February 2019, we issued 34,091 shares with a weighted-average issue price of AUD 11.00(1). Share issuance costs associated with the Australia share placements and U.S. public offerings totaled 509,865 and were accounted for as a reduction in the proceeds from share issuances in the consolidated balance sheets.
___________________________________________________________________________
(1)The weighted-average issue price in Australian dollars (AUD) were on share issuances that were initiated in Australian dollars and translated into U.S. dollars at historical rates.
10.STOCK-BASED COMPENSATION
Stock Incentive Plans
In March 2021, our Board adopted, in connection with the planned Redomiciliation, the Piedmont Lithium Inc. Stock Incentive Plan (“Incentive Plan”). A total of 3,000,000 shares of common stock are reserved for issuance under the Incentive Plan. The Incentive Plan authorized the grant of stock options, stock appreciation rights, restricted stock units and restricted stock, any of which may be performance-based. Our Compensation Committee determines the exercise price for stock options and the base price of stock appreciation rights, which may not be less than the fair market value of our common stock on the date of grant. Generally, stock options or stock appreciation rights vest after three years of service and expire at the end of ten years. Performance rights awards (“PRAs”) vest if we achieve certain pre-established performance targets that are based on specified performance criteria over a performance period. As of December 31, 2021, 2,702,507 shares of common stock were available for issuance under our Incentive Plan.

We include the expense related to stock-based compensation in the same financial statement line item as cash compensation paid to the same employee. Stock-based compensation expense related to all stock-based incentive plans is included in our consolidated statements of operations as follows:

	Six Months Ended December 31, 2021	Years Ended June 30,
		2021	2020	2019
Exploration and mine development costs	$687,695	$495,031	$171,151	$85,450
General and administrative expenses	1,315,421	824,341	299,788	352,925
Total stock-based compensation expense(1)	$2,003,116	$1,319,372	$470,939	$438,375
__________________________
(1)For the six months ended December 31, 2021 and the years ended June 30, 2021, 2020 and 2019, we did not reflect a tax benefit associated with stock-based compensation expense in the consolidated statements of operations because we had a full tax valuation allowance during these periods. As such, the table above does not reflect the tax impacts of stock-based compensation expense.

Stock Option Awards

Stock options may be granted to employees, officers, non-employee directors and other service providers. Stock Options granted are equal to the market value of the underlying common stock on the date of grant. We use the Black-Scholes valuation model to measure stock-based compensation expense associated with stock options as of each respective grant date. As of December 31, 2021, we had remaining unvested stock-based compensation expense of $2,458,487 to be recognized through June 2024.
Stock option award activity is presented in the following table:

	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2018	797,000	$9.47
Options granted	49,500	16.45
Outstanding at June 30, 2019	846,500	13.77
Options granted	259,500	16.15
Options exercised or surrendered	(315,000)	7.71
Options expired	(254,750)	17.13
Outstanding at June 30, 2020	536,250	16.88
Options granted	135,004	35.14
Options exercised or surrendered	(15,000)	12.38
Options expired	(263,750)	15.97
Outstanding at June 30, 2021	392,504	21.16
Options exercised or surrendered	(120,000)	13.93
Outstanding at December 31, 2021	272,504	24.34	2.2	$28.12
Vested at December 31, 2021	175,501	18.01	1.5	34.45

The following assumptions were used to estimate the fair value of stock options granted during the periods presented below:

	Years Ended June 30,
	2021	2020	2019
Expected life of options (in years)	5.3 - 6.3	2.7 - 2.8	1.2 - 3.2
Risk-free interest rate	0.9% - 1.2%	0.3% - 0.5%	1.4% - 2.0%
Assumed volatility	50%	70%	75% - 85%
Expected dividend rate	0%	0%	0%

There were no stock options granted during the six months ended December 31, 2021.

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

RSUs were first granted to employees and non-employee directors in May 2021. A summary of our RSU activity is presented in the following table:

	Shares	Weighted-Average Grant-Date Fair Value (per share)
Unvested at June 30, 2020	—	$—
RSUs granted	36,745	64.08
Unvested at June 30, 2021	36,745	64.08
RSUs granted	14,532	59.17
Unvested at December 31, 2021	51,277	62.69

Performance Rights Awards
The fair value of PRAs is estimated at the date of grant based on the underlying share price (being the seven-day volume weighted-average share price prior to issuance). PRAs are subject to milestones and the performance conditions must be satisfied in order for the PRAs to vest. Each performance right automatically converts into one share of common stock upon vesting of the performance right. Upon vesting of PRAs, common stock is automatically issued for no consideration. The performance right will expire if a performance condition of a performance right is not achieved by the expiry date.
The activity under our PRAs is reflected in the following table:

	Shares	Weighted-Average Grant-Date Fair Value (per share)
Unvested at June 30, 2018	15,000	$5.41
PRAs vested	(3,500)	5.41
PRAs forfeited	(11,000)	5.41
Unvested at June 30, 2019	500	5.41
PRAs granted	75,000	4.51
PRAs vested	(25,000)	4.51
PRAs forfeited	(500)	5.41
Unvested at June 30, 2020	50,000	5.20
PRAs granted	10,000	6.50
Unvested at June 30, 2021	60,000	5.42
PRAs vested	(25,000)	5.20
PRAs forfeited	(5,000)	6.50
Unvested at December 31, 2021	30,000	5.42

As of December 31, 2021, the remaining 30,000 outstanding PRAs were subject to completing certain construction milestones which expire December 31, 2022.

11.EMPLOYEE BENEFIT PLAN
Our employees may participate in the Piedmont Lithium 401(k) Plan (“401(k) Plan”), a defined contribution plan which qualifies under Section 401(k) of the Internal Revenue Code. The 401(k) Plan was effective June 24, 2018. Participating employees may contribute up to 100% of their pre-tax earnings up to the statutory limit. We recorded 401(k) matching contribution expenses of $78,214, $146,721, $28,731 and $47,920 for the six months ended December 31, 2021 and years ended June 30, 2021, 2020 and 2019, respectively.

12.LOSS PER SHARE
Basic and diluted net loss per share are reflected in the following table:

	Six Months Ended December 31, 2021	Years Ended June 30,
		2021	2020	2019
Net loss	$(21,348,355)	$(19,993,848)	$(5,879,152)	$(9,681,801)

Weighted-average number of common shares used in calculating basic and dilutive earnings per share(1)	15,868,521	13,551,150	8,283,567	6,217,476

Basic and diluted net loss per weighted-average share	$(1.35)	$(1.48)	$(0.71)	$(1.56)
__________________________
(1)The weighted-average number of common shares used in calculating basic and dilutive earnings per share has been adjusted to reflect the impact of the exchange ratio caused by the Redomiciliation.

Potentially dilutive shares that were not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive are as follows:

	Six Months Ended December 31, 2021	Years Ended June 30,
		2021	2020	2019
Stock options	$272,504	$392,504	$536,250	$846,500
RSUs	51,277	36,745	—	—
PRAs	30,000	60,000	50,000	500
Total potentially dilutive shares	$353,781	$489,249	$586,250	$847,000
13. INCOME TAXES
Loss before income taxes and equity in net loss of unconsolidated investments and current and deferred income tax expense (benefit) are composed of the following:

	Six Months Ended December 31, 2021	Years Ended June 30,
		2021	2020	2019
Loss before income taxes and equity in net loss of unconsolidated investments:
Domestic	$(20,504,248)	$(17,601,419)	$(5,424,724)	$(7,709,126)
Foreign	(201,972)	(2,392,429)	(454,428)	(1,972,675)
Total	$(20,706,220)	$(19,993,848)	$(5,879,152)	$(9,681,801)

The reconciliation of the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	Six Months Ended December 31, 2021	Years Ended June 30,
		2021	2020	2019
Benefit at statutory rate (21%)	$(4,297,300)	$(4,198,708)	$(1,234,622)	$(2,033,178)
Foreign rate differential	(7,543)	(22,160)	(13,801)	(77,526)
Non-deductible transaction costs	—	299,965	—	54,541
Permanent items	(85,373)	141,223	63,229	178,827
State taxes	508,600	(985,983)	(338,078)	(232,844)
Other adjustments	49,754	—	—	—
Change in valuation allowance	3,831,862	4,765,663	1,523,272	2,110,180
Income tax expense/(benefit)	$—	$—	$—	$—
Deferred income tax assets and liabilities recorded in the consolidated balance sheets consisted of the following:

	December 31, 2021	June 30, 2021	June 30, 2020
Deferred tax assets
Accrued expenditures	$691,908	$285,808	$72,006
Exploration and mine development expenditures	7,686,371	6,305,141	3,811,288
Stock-based compensation	656,617	730,339	441,169
Tax carryforwards	7,993,664	6,039,013	4,266,906
Other deferred tax assets	177,512	39,476	76,581
Gross deferred tax assets	17,206,072	13,399,777	8,667,950
Valuation allowance	(17,186,537)	(13,354,675)	(8,589,012)
Deferred tax assets	19,535	45,102	78,938
Deferred tax liabilities
Other deferred tax liabilities	(19,535)	(45,102)	(78,938)
Deferred tax liabilities	(19,535)	(45,102)	(78,938)
Net deferred tax asset (liability)	$—	$—	$—
Changes in the balances of our deferred tax asset valuation allowance were as follows:

	December 31, 2021	June 30, 2021	June 30, 2020
Beginning balance	$13,354,675	$8,589,012	$7,065,740
Additions	3,831,862	4,765,663	1,523,272
Deductions	—	—	—
Ending balance	$17,186,537	$13,354,675	$8,589,012
Total net operating losses available were as follows:

	December 31, 2021	June 30, 2021	June 30, 2020	Begin to expire

U.S. - Federal	$4,660,187	$2,933,123	$1,504,314	2037 — Indefinite
U.S. - State	712,124	468,309	196,094	2032
Australia - Federal	2,481,828	2,458,482	2,377,520	Indefinite
Australia - Capital	214,872	214,872	214,872	Indefinite
Total	$8,069,011	$6,074,775	$4,292,799

As of December 31, 2021, June 30, 2021, and June 30, 2020, we did not have any unrecognized tax benefits. Interest and penalties related to income tax matters are classified as a component of income tax expense. We do not anticipate any significant changes to unrecognized tax benefits over the next twelve months.
We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and in various international jurisdictions. Our tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Tax years 2018 and forward generally remain open for examination for federal and state tax purposes. Tax years 2017 and forward generally remain open for examination for foreign tax purposes.
14.SEGMENT REPORTING
We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC Topic 280, “Segment Reporting.” We have a single reportable operating segment which operates as a single business platform. In reaching this conclusion, management considered the definition of the Chief Operating Decision Maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM, how the CODM uses such information to make operating decisions, and how resources and performance are accessed. The results of operations provided to and analyzed by the CODM are at the consolidated level, and accordingly, key resource decisions and assessment of performance are performed at the consolidated level. We have a single, common management team and our cash flows are reported and reviewed at the consolidated level only with no distinct cash flows at an individual business level.
15.COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are involved from time to time in various claims, proceedings, and litigation. We establish reserves for specific legal proceedings when we determine that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated.
In July 2021, a lawsuit was filed against us in the U.S. District Court for the Eastern District of New York on behalf of a class of putative plaintiffs claiming violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The complaint alleged, among other things, that we made false and/or misleading statements and/or failed to make disclosure relating to proper and necessary permits. In February 2022, the Court appointed a lead plaintiff in this action. We have not yet answered or otherwise responded to the complaint in court, and we intend to vigorously defend against these claims at the appropriate time. Although there can be no assurance as to the outcome, we do not believe these claims have merit. The potential monetary relief, if any, is not probable and cannot be estimated at this time, accordingly, we have not recorded a liability for this matter.
On October 14, 2021, Vincent Varbaro, a purported holder of the Company’s American Depositary Shares and equity securities, filed a shareholder derivative suit in the U.S. District Court for the Eastern District of New York, purporting to bring claims on behalf of the Company against certain of the Company’s officers and directors. The complaint alleges that the defendants breached their fiduciary duties in connection with the Company’s statements regarding the timing and status of government permits for the Company’s Carolina Lithium Project in North Carolina, at various times between March 16, 2018 and July 19, 2021. No litigation demand was made to the Company in connection with this action. In December 2021, the parties agreed to a stipulation to stay the proceeding pending resolution of the securities law matters described above, and the Court ordered the case stayed. We intend to vigorously defend against these claims. Although there can be no assurance as to the outcome, we do not believe these claims have merit. The potential monetary relief, if any, is not probable and cannot be estimated at this time, accordingly, we have not recorded a liability for this matter.
16.RELATED PARTIES
Ledger Holdings Pty Ltd, a company associated with a former non-executive director of the Company was paid $91,667, $90,734, and $85,864 during the years ended June 30, 2021, 2020 and 2019, respectively, for services related to business development activities. These fees and associated payments were included in the former director’s remuneration. Effective June 1, 2021, the director's term ended.

Apollo Group Pty Ltd, a company associated with a former non-executive director of the Company, was paid $128,800 during the year ended June 30, 2019 for the provision of serviced office facilities and administrative, accounting and secretarial services. Effective August 1, 2018, the director's term ended.
17. TRANSITION PERIOD COMPARATIVE DATA
As discussed in Note 1 - Description of Company, our Transition Report includes financial information for the six months ended December 31, 2021 and the years ended June 30, 2021, 2020 and 2019. The consolidated statements of operations and cash flows for the six months ended December 31, 2021 and 2020, are summarized below. All data for the six months ended December 31, 2020, was derived from the Company’s unaudited consolidated financial statements.

	Six Months Ended December 31,
	2021	2020 (unaudited)
Operating expenses:
Exploration and mine development costs	$9,628,803	$3,572,166
General and administrative expenses	10,956,005	2,174,023
Loss from operations	(20,584,808)	(5,746,189)
Other (expense) income:
Interest (expense) income, net	(112,869)	(138,801)
(Loss) gain from foreign currency exchange	(8,543)	100,152
Loss before taxes and equity earnings	(20,706,220)	(5,784,838)
Income tax expense (benefit)	—	—
Loss from equity investments in unconsolidated affiliates, net of tax	(642,135)	—
Net loss	$(21,348,355)	$(5,784,838)

Basic and diluted net loss per weighted-average share	$(1.35)	$(0.47)
Basic and diluted weighted-average number of shares outstanding	15,868,521	12,205,057

	December 31, 2021	December 31, 2020 (unaudited)
Assets
Cash and cash equivalents	$64,244,983	$70,936,994
Other current assets	2,514,602	271,378
Total current assets	66,759,585	71,208,372
Mining interests	39,303,043	13,467,275
Property, plant and equipment, net	752,311	722,321
Operating lease right-of-use assets	60,919	214,776
Other non-current assets	4,500,203	29,906
Equity investments in unconsolidated affiliates	58,872,710	—
Total assets	$170,248,771	$85,642,650

Liabilities and Stockholders’ Equity
Accounts payable	$1,262,744	$2,256,634
Accrued expenses	5,425,498	1,129,196
Current portion of long-term debt	762,189	1,005,897
Operating lease liabilities	59,430	156,560
Other current liabilities	40,157	29,906
Total current liabilities	7,550,018	4,578,193
Long-term debt, net of current portion	914,147	1,676,356
Operating lease liabilities, net of current portion	—	59,430
Total liabilities	8,464,165	6,313,979
Total stockholders’ equity	161,784,606	79,328,671
Total liabilities and stockholders’ equity	$170,248,771	$85,642,650

	Six Months Ended December 31,
	2021	2020 (unaudited)
Cash flows from operating activities:
Net loss	$(21,348,355)	$(5,784,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,697	8,836
Stock-based compensation	2,003,116	301,077
Noncash lease expense	78,878	53,834
Loss on equity investments in unconsolidated affiliates	642,135	—
Changes in operating assets and liabilities:
Other assets	(717,101)	(212,398)
Operating lease liabilities	(81,005)	(74,233)
Accounts payable	(1,299,090)	1,465,370
Accrued expenses and other current liabilities	3,038,552	708,543
Net cash used in operating activities	(17,674,173)	(3,533,809)
Cash flows from investing activities:
Purchase of mining interests	(12,464,238)	(5,076,816)
Capital expenditures	(35,145)	(13,740)
Advances on the Ewoyaa Project	(4,310,173)	—
Purchase of equity investments in unconsolidated affiliates	(43,603,824)	—
Net cash used in investing activities	(60,413,380)	(5,090,556)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	60,876,241
Proceeds from exercise of stock options	557,100	132,895
Principal payments on long-term debt	(876,212)	(304,865)
Net cash (used in) provided by financing activities	(319,112)	60,704,271
Net (decrease) increase in cash	(78,406,665)	52,079,906
Cash and cash equivalents at beginning of period	142,651,648	18,857,088
Cash and cash equivalents at end of period	$64,244,983	$70,936,994

Supplemental disclosure of cash flow information:
Cash paid for interest	$112,869	$156,208
Noncash acquisitions of mining interests financed by sellers	241,002	669,500