Form 10-Q
period 2022-03-31
Piedmont Lithium Inc.
filed 2022-05-06
CIK 1728205

`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________
Commission File Number 001-38427
___________________________________________________________

PIEDMONT LITHIUM INC.
(Exact name of Registrant as specified in its Charter)
_________________________________________________________________________________________

Delaware	36-4996461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
32 E Catawba Street Belmont, North Carolina	28012
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (704) 461-8000
___________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.0001 per share	PLL	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒
As of April 29, 2022, there were 17,937,026 shares of the Registrant’s common stock outstanding.

Part I - Financial Information
Item 1.    Financial Statements.
PIEDMONT LITHIUM INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$165,910,492	$64,244,983
Other current assets	1,617,557	2,514,602
Total current assets	167,528,049	66,759,585
Property, plant and mine development, net	48,132,617	40,055,354
Operating lease right-of-use assets	28,668	60,919
Other non-current assets	8,131,138	4,500,203
Equity investments in unconsolidated affiliates	57,723,058	58,872,710
Total assets	$281,543,530	$170,248,771

Liabilities and Stockholders’ Equity
Accounts payable	$1,521,985	$1,262,744
Accrued expenses	3,735,866	5,425,498
Current portion of long-term debt	722,301	762,189
Operating lease liabilities	29,485	59,430
Other current liabilities	29,906	40,157
Total current liabilities	6,039,543	7,550,018
Long-term debt, net of current portion	706,801	914,147
Total liabilities	6,746,344	8,464,165
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock; $0.0001 par value, 100,000,000 shares authorized; 17,929,526, and 15,894,395, shares issued and outstanding at March 31, 2022, and December 31, 2021, respectively	1,793	1,589
Additional paid-in capital	377,105,200	255,131,836
Accumulated deficit	(101,837,632)	(92,683,000)
Accumulated other comprehensive income (loss)	(472,175)	(665,819)
Total stockholders’ equity	274,797,186	161,784,606
Total liabilities and stockholders’ equity	$281,543,530	$170,248,771
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Exploration and mine development costs	$167,838	$3,825,009
General and administrative expenses	5,578,005	2,685,377
Loss from operations	(5,745,843)	(6,510,386)
Other (expense) income:
Interest (expense) income, net	(42,396)	(65,869)
Gain from foreign currency exchange	23,110	217
Loss before taxes and equity earnings	(5,765,129)	(6,576,038)
Income tax expense (benefit)	—	—
Loss from equity investments in unconsolidated affiliates, net of tax	(3,389,503)	—
Net loss	$(9,154,632)	$(6,576,038)

Basic and diluted net loss per weighted-average share	$(0.57)	$(0.47)
Basic and diluted weighted-average number of shares outstanding	16,088,013	14,090,959
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(9,154,632)	$(6,576,038)
Other comprehensive income (loss), net of tax:
Equity investment income (loss) in unconsolidated affiliates	193,644	—
Other comprehensive income (loss), net of tax	193,644	—
Comprehensive loss	$(8,960,988)	$(6,576,038)
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,154,632)	$(6,576,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,062	1,376
Stock-based compensation expense	(127,766)	406,488
Noncash lease expense	32,251	37,021
Unrealized gain on investment	(20,770)	—
Loss on equity investments in unconsolidated affiliates	3,389,503	—
Changes in operating assets and liabilities:
Other assets	919,363	(105,661)
Operating lease liabilities	(29,945)	(37,113)
Accounts payable	(539,596)	1,222,404
Accrued expenses and other current liabilities	(3,322,479)	1,834,550
Net cash used in operating activities	(8,849,009)	(3,216,973)
Cash flows from investing activities:
Capital expenditures	(5,619,034)	(5,090,488)
Advances on the Ewoyaa Project	(3,632,483)	—
Purchase of equity investments in unconsolidated affiliates	(2,046,207)	(9,316,394)
Net cash used in investing activities	(11,297,724)	(14,406,882)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	122,059,476	114,087,891
Proceeds from exercise of stock options	—	30,452
Principal payments on long-term debt	(247,234)	(182,973)
Net cash provided by financing activities	121,812,242	113,935,370
Net increase in cash	101,665,509	96,311,515
Cash and cash equivalents at beginning of period	64,244,983	70,936,994
Cash and cash equivalents at end of period	$165,910,492	$167,248,509

Supplemental disclosure of cash flow information:
Noncash capital expenditures in accounts payable and accrued expenses	$2,421,433	$—
Cash paid for interest	42,397	68,838
Capitalized stock-based compensation	41,858	—
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	15,894,395	$1,589	$255,131,836	$(92,683,000)	$(665,819)	$161,784,606
Issuance of common stock, net of issuance costs	2,012,500	201	122,059,275	—	—	122,059,476
Stock-based compensation, net of forfeitures	—	—	(85,908)	—	—	(85,908)
Shares issued for exercise/vesting of stock-based compensation awards	22,631	3	(3)	—	—	—
Equity investment gain in other comprehensive income (loss)	—	—	—	—	193,644	193,644
Net loss	—	—	—	(9,154,632)	—	(9,154,632)
Balance at March 31, 2022	17,929,526	$1,793	$377,105,200	$(101,837,632)	$(472,175)	$274,797,186

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	13,914,731	$1,375	$137,249,496	$(57,125,635)	$(796,565)	$79,328,671
Issuance of common stock, net of issuance costs	1,750,000	175	114,087,716	—	—	114,087,891
Stock-based compensation	—	—	406,488	—	—	406,488
Shares issued for exercise/vesting of stock-based compensation awards	13,356	—	30,452	—	—	30,452
Net loss	—	—	—	(6,576,038)	—	(6,576,038)
Balance at March 31, 2021	15,678,087	$1,550	$251,774,152	$(63,701,673)	$(796,565)	$187,277,464
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.DESCRIPTION OF COMPANY
Nature of Business
Piedmont Lithium Inc. (“Piedmont Lithium,” “we,” “our,” “us,” or “Company”) is a development stage company centered on developing a multi-asset, integrated lithium business that enables the transition to a net zero carbon world and the creation of a clean energy economy in North America. Through this endeavor, we are focused on developing and manufacturing lithium products for the fast-growing electric vehicle industry. Our wholly-owned Carolina Lithium Project is in the development stage and located in the renowned Carolina Tin-Spodumene Belt in North Carolina. We are geographically diversified with equity investments in strategic partnerships that own lithium resource assets in Canada and Ghana. Collectively, these resource assets and the location of these assets strategically position us to be a large, low-cost, sustainable producer of lithium products and by-products, including quartz, feldspar and mica, serving the North American electric vehicle and battery supply chains. The geology, geography and proximity of our resources, planned production operations, which includes a second lithium hydroxide conversion plant to be located in the United States (“U.S.”), and customer base, should allow us to deliver a valuable continuous supply of high-quality, sustainably produced lithium hydroxide from spodumene concentrate. Our diversified operations should enable us to play a pivotal role in supporting the move toward decarbonization and the electrification of transportation and energy storage.
Change in Fiscal Year End
Effective January 1, 2022, we changed our fiscal year end from June 30 to December 31. The six-month period from July 1, 2021 to December 31, 2021 served as a transition period. Our fiscal year for 2022 commenced on January 1, 2022 and will end on December 31, 2022. See our Transition Report on Form 10-KT (“Transition Report”) filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2022.
Basis of Presentation
The accompanying unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the SEC applicable to interim financial information. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, all references to “$” are to U.S. dollars, and all references to “AUD” are to Australian dollars. Our reporting currency is U.S. dollars. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-KT for the six-month transition period ended December 31, 2021. These unaudited consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are considered necessary for a fair statement of the results of operations, financial position and cash flows for the periods presented. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2022, for any other interim period or for any other future fiscal year.
Certain prior period amounts have been reclassified to conform with the current period presentation.
Piedmont Lithium Inc. acquired all of the issued and outstanding ordinary shares of Piedmont Lithium Limited (“Piedmont Australia”), our Australian predecessor and currently a wholly-owned subsidiary, pursuant to a Scheme of Arrangement under Australian law, which was approved by Piedmont Australia’s shareholders on February 26, 2021 and by the Supreme Court of Western Australia on May 5, 2021 (collectively referred to as “Redomiciliation”). As part of the Redomiciliation, we changed our place of domicile from Australia to the state of Delaware in the United States, effective May 17, 2021.
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
Risk and Uncertainties
We are subject to a number of risks similar to those of other companies of similar size in our industry, including but not limited to, the success of our exploration and development activities, need for additional capital or financing to fund operating losses, competition from substitute products and services from larger companies, protection of proprietary technology, litigation, and dependence on key individuals.
We have accumulated deficits of $101.8 million, and $92.7 million as of March 31, 2022 and December 31, 2021, respectively. We have incurred net losses and utilized cash in operations since inception, and we expect to incur future additional losses. We have cash available on hand and believe this cash will be sufficient to fund our operations and meet our obligations as they come due within one year from the date these consolidated financial statements are issued. In the event our cash requirements change during the next twelve months, management has the ability and commitment to make corresponding changes to our operating expenses, as necessary. Until commercial production is achieved from our planned operations, we will continue to incur operating and investing net cash outflows associated with, among other things, funding capital projects, development-stage technical studies, permitting activities associated with our projects, funding our commitments in Quebec and Ghana, maintaining and acquiring exploration properties and undertaking ongoing exploration activities. Our long-term success is dependent upon our ability to successfully raise additional capital or financing or enter into strategic partnership opportunities. Our long-term success is also dependent upon our ability to obtain certain permits and approvals, develop our planned portfolio of projects, earn revenues, and achieve profitability.
Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions, and allocations that affect amounts reported in the consolidated financial statements and related notes. Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets, fair value of stock-based compensation awards, income tax uncertainties, valuation of deferred tax assets, contingent assets and liabilities, legal claims, asset impairments and environmental remediation. Actual results could differ due to the uncertainty inherent in the nature of these estimates.
We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.
Significant Accounting Policies
Exploration and Mine Development Costs
We incur costs in resource exploration, evaluation and development during the different phases of our resource development projects. Exploration costs incurred before the declaration of proven and probable reserves, which primarily include exploration, drilling, engineering, metallurgical test-work, and compensation for employees associated with exploration activities, are expensed as incurred. We have also expensed as incurred engineering costs attributable to the evaluation of land for our future lithium hydroxide conversion plants and spodumene concentrator, development project management costs, feasibility studies and other project expenses that do not qualify for capitalization. After proven and probable reserves are declared, exploration and mine development costs necessary to bring the property to commercial capacity or increase the capacity or useful life are capitalized.
Mine Development
Mine development assets include engineering and metallurgical test-work, drilling and other related costs to delineate an ore body, and the removal of overburden to initially expose an ore body at open pit surface mines. Costs incurred before mineral resources are classified as proven and probable reserves are expensed and classified as “Exploration and mine development costs” in our statements of operations. Capitalization of mine development project costs that meet the definition of an asset begins once mineral resources are classified as proven and probable reserves. Drilling and related costs are capitalized for an ore body where proven and probable reserves exist and the activities are directed at obtaining additional information on the ore body or converting mineralized material to proven and probable reserves. All other drilling and related costs are expensed as incurred. The cost of removing overburden and waste materials to access the ore body at an open pit mine prior to the production phase are referred to as pre-stripping costs. Pre-stripping costs are capitalized during the development of an open pit mine. The removal, production, and sale of de minimis salable materials may occur during the development phase of an open pit mine and are assigned incremental mining costs related to the removal of that material. Mine development assets are depleted using the units-of-production method based on estimated recoverable metric tons in proven and probable reserves. To the extent that these costs benefit an entire ore body, they are depleted over the estimated life of the ore body. As of March 31, 2022, we had no projects in the production phase and we did not record depletion expense for any of our mine development assets.
For a further discussion of our significant accounting policies, see “Note 2—Summary of Significant Accounting Policies” within Part II, Item 8 of our Transition Report for the six-month period ended December 31, 2021.
Recently Issued and Adopted Accounting Pronouncements
We have considered the applicability and impact of all recently issued accounting pronouncements and have determined that they were either not applicable or were not expected to have a material impact on our consolidated financial statements.
2.PROPERTY, PLANT AND MINE DEVELOPMENT
Property, plant and mine development, net, is presented in the following table:

	March 31, 2022	December 31, 2021
Mining interests	$44,482,570	$39,303,043
Mine development	1,301,099	—
Land	688,829	688,829
Facilities and equipment	113,252	107,248
Construction in process	1,595,695	—
Property, plant, and mine development	48,181,445	40,099,120
Accumulated depreciation	(48,828)	(43,766)
Property, plant, and mine development, net	$48,132,617	$40,055,354
Depletion of mine development and mining interests does not commence until the assets are placed in service. As of March 31, 2022, we have not recorded depletion expense for any of our mine development or mining interests assets.
Depreciation expense was $5,062 and $1,376 for the three months ended March 31, 2022 and 2021, respectively, and was recorded to depreciation expense in “General and administrative expenses” in our consolidated statements of operations.
3.EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES
We apply the equity method to investments when we have the ability to exercise significant influence over the operational decision-making authority and financial policies of the investee. We account for our existing investments in Atlantic Lithium Limited (“Atlantic Lithium”), Sayona Mining Limited (“Sayona”), and Sayona Quebec Inc. (“Sayona Quebec”), a subsidiary of Sayona, as equity method investments. Our share of the income or loss from Atlantic Lithium, Sayona and Sayona Quebec is recorded on a one-quarter lag.
Sayona
We own an equity interest of approximately 16.4% in Sayona, an Australian company publicly listed on the ASX, forming a strategic partnership to explore, evaluate, mine, develop, and ultimately produce spodumene concentrate in Quebec, Canada.
Sayona Quebec
We own an equity interest of 25% in Sayona Quebec for the purpose of furthering our investment and strategic partnership in Quebec, Canada with Sayona. The remaining 75% equity interest is held by Sayona. Sayona Quebec holds a 100% interest in the existing lithium mining operations of North American Lithium.
We have a long-term supply agreement with Sayona Quebec, under which Sayona Quebec will supply Piedmont Lithium the greater of 113,000 metric tons per year or 50% of spodumene concentrate production on a life-of-mine basis.
Atlantic Lithium Limited
We own an equity interest of 9.9% in Atlantic Lithium, an Australian company publicly listed on the Alternative Investment Market of the London Stock Exchange, forming a strategic partnership to explore, evaluate, mine, develop, and ultimately produce spodumene concentrate in Ghana. We have the right to acquire a 50% equity interest in Atlantic Lithium’s Ghanaian-based lithium portfolio companies (collectively, “Atlantic Lithium Ghana”), which are wholly-owned subsidiaries of Atlantic Lithium, through future staged investments.
We have a long-term supply agreement whereby Atlantic Lithium will sell 50% of spodumene concentrate produced in Ghana to Piedmont Lithium, subject to us exercising our ability to acquire an equity interest of 50% in Atlantic Lithium’s lithium-based portfolio in Ghana through expected future staged investments. See Note 5—Other Assets.
The following table summarizes the carrying amounts, including changes therein, of our equity method investments:

	Three Months Ended March 31, 2022
	Sayona	Sayona Quebec	Atlantic Lithium	Total
Balance at December 31, 2021	$18,256,488	$25,215,851	$15,400,371	$58,872,710
Additional investments	46,304	1,999,903	—	2,046,207
Loss from equity method investments	(1,421,471)	(1,066,637)	(901,395)	(3,389,503)
Share of income from equity method investments included in other comprehensive income (loss)	64,515	44,760	84,369	193,644
Balance at March 31, 2022	$16,945,836	$26,193,877	$14,583,345	$57,723,058
Fair value of equity investments where market values from publicly traded entities are readily available	$221,488,733	Not publicly traded	$38,678,400
During the three months ended March 31, 2021, we made an investment in Sayona of $9.3 million, including transaction costs. We had no income or loss from Sayona recorded for the three months ended March 31, 2021.
The following tables present summarized financial information for our significant equity investments compiled from information provided to us by the investee and presented in accordance with U.S. GAAP.
Summarized financial information for the three months ended and as of March 31, 2022:

	Sayona	Sayona Quebec	Atlantic Lithium
Summarized statement of operations information:
Revenue	$—	$—	$—
Net loss from operations	(8,588,384)	(4,266,667)	(9,095,808)
Other comprehensive income (loss), net of tax	390,967	179,041	851,351
Comprehensive loss	(8,197,417)	(4,087,626)	(8,244,457)
4.FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Measurement of Fair Value
Our financial instruments consist primarily of cash and cash equivalents, investments in equity securities, trade and other payables, and long-term debt as follows:
•Long-term debt—As of March 31, 2022 and December 31, 2021, we had $1.4 million and $1.7 million, respectively, of principal debt outstanding associated with seller financed loans. The carrying value of our long-term debt approximates its estimated fair value based on recently negotiated comparable loans having stated interest rates of 10.0%, consistent with the stated interest rates for all of our seller financed loans.
•Investments in equity securities—As of March 31, 2022 and December 31, 2021, we had $0.5 million and $0.5 million, respectively, of investments in equity securities which are recorded at fair value based on Level 3 inputs. See Note 5—Other Assets.
•Other financial instruments—The carrying amounts of cash and cash equivalents and trade and other payables approximate fair value due to their short-term nature.
Level 3 activity was not material for all periods presented.
5.OTHER ASSETS
Other current assets consisted of the following:

	March 31, 2022	December 31, 2021
Investments in equity securities	$534,281	$513,511
Prepaid assets and other receivables	1,083,276	2,001,091
Total other current assets	$1,617,557	$2,514,602
As of March 31, 2022, our investments in equity securities consisted of common shares in Ricca Resources Limited (“Ricca”), a private company, which we acquired as part of a spin-out of Ricca from Atlantic Lithium, focused on gold exploration in Africa. The increase in fair value of our investment in equity securities during the three months ended March 31, 2022 was due to currency revaluation of our common stock held in Ricca and is recorded in “Gain from foreign currency exchange” in our consolidated statements of operations.
Other non-current assets consisted of the following:

	March 31, 2022	December 31, 2021
Advances on the Ewoyaa Project	$7,942,656	$4,310,173
Non-current prepaid assets	188,482	190,030
Total other assets	$8,131,138	$4,500,203
The Ewoyaa Project is part of the strategic partnership between Piedmont Lithium and Atlantic Lithium that includes Atlantic Lithium Ghana. Under our partnership, we entered into a project agreement to acquire a 50% equity interest in Atlantic Lithium Ghana as part of two phases of future staged investments by Piedmont Lithium in the Ewoyaa Project over an approximate period of three to four years.
We are currently in phase one, which allows us to acquire a 22.5% equity interest in Atlantic Lithium Ghana by funding approximately $17.0 million for exploration and definitive feasibility study expenses. Our future equity interest ownership related to phase one is contingent upon completing a definitive feasibility study and making an election to proceed with phase two. Phase two allows us to acquire a 27.5% equity interest in Atlantic Lithium Ghana upon completion of funding approximately $70.0 million for capital costs associated with the construction of the Ewoyaa Project. Any cost underruns or overruns beyond the initial commitment for each phase will be shared equally between Piedmont Lithium and Atlantic Lithium. Upon completion of phase one and phase two, we will have a total equity interest of 50.0% in Atlantic Lithium Ghana. Phase one funding costs are included in other non-current assets as an advance on our expected future investments into the Ewoyaa Project.
Our maximum exposure to a loss as a result of our involvement in the Ewoyaa Project is limited to the total funding paid by Piedmont Lithium to Atlantic Lithium. As of March 31, 2022, we did not own an equity interest in Atlantic Lithium Ghana. We have made advanced payments totaling $3.6 million during the three months ended March 31, 2022 and additional advance payments totaling $1.7 million beginning April 1, 2022 through the date of this filing.
6.EQUITY
We are authorized to issue up to 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. We have no outstanding shares of preferred stock.
In March 2022, we issued 2,012,500 shares under our $500 million automatic shelf registration with an issue price of $65.00 per share to raise gross proceeds of $130.8 million. Share issuance costs associated with the U.S. public offering totaled $8.8 million and were accounted for as a reduction in the proceeds from share issuances in the consolidated balance sheets.
In March 2021, we issued 1,750,000 shares with an issue price of $70.00 per share to raise gross proceeds of $122.5 million. Share issuance costs associated with the U.S. public offering totaled $12.8 million and were accounted for as a reduction in the proceeds from share issuances in the consolidated balance sheets.
7.STOCK-BASED COMPENSATION
Stock Incentive Plans
In March 2021, our Board adopted, in connection with the Redomiciliation, the Piedmont Lithium Inc. Stock Incentive Plan (“Incentive Plan”). The Incentive Plan authorized the grant of stock options, stock appreciation rights, restricted stock units and restricted stock, any of which may be performance-based. Our Compensation Committee determines the exercise price for stock options and the base price of stock appreciation rights, which may not be less than the fair market value of our common stock on the date of grant. Generally, stock options or stock appreciation rights vest after three years of service and expire at the end of ten years. Performance rights awards (“PRAs”) vest upon achievement of certain pre-established performance targets that are based on specified performance criteria over a performance period. As of March 31, 2022, 2,362,161 shares of common stock were available for issuance under our Incentive Plan.

We include the expense related to stock-based compensation in the same financial statement line item as cash compensation paid to the same employee. Additionally, and if applicable, we capitalize personnel expenses attributable to the development of our mine and construction of our plants, including stock-based compensation expenses. We recognize share-based award forfeitures as they occur.
Stock-based compensation related to all stock-based incentive plans is presented in the following table:

	Three Months Ended March 31,
	2022	2021
Components of stock-based compensation:
Stock-based compensation	$764,855	$406,488
Stock-based compensation forfeitures	(850,763)	—
Stock-based compensation, net of forfeitures	$(85,908)	$406,488

Presentation of stock-based compensation in the consolidated financial statements:
Exploration and mine development costs	$(217,939)	$131,147
General and administrative expenses	90,173	275,341
Stock-based compensation expense, net of forfeitures(1)	(127,766)	406,488
Capitalized stock-based compensation(2)	41,858	—
Stock-based compensation, net of forfeitures	$(85,908)	$406,488
__________________________
(1)For the three months ended March 31, 2022 and 2021, we did not reflect a tax benefit associated with stock-based compensation expense in the consolidated statements of operations because we had a full tax valuation allowance during these periods. As such, the table above does not reflect the tax impacts of stock-based compensation expense.
(2)These costs relate to direct labor costs related to our Carolina Lithium Project and are included in “Property, plant and mine development, net” in our consolidated balance sheets.

Stock Option Awards

Stock options may be granted to employees, officers, non-employee directors and other service providers. Stock options granted are equal to the market value of the underlying common stock on the date of grant. We use the Black-Scholes valuation model to measure stock-based compensation expense associated with stock options as of each respective grant date. As of March 31, 2022, we had remaining unvested stock-based compensation expense of $6.8 million to be recognized through December 2024.
Stock option award activity is presented in the following table:

	Three Months Ended March 31,
	2022		2021
	Shares	Weighted- Average Exercise Price (per share)	Shares	Weighted- Average Exercise Price (per share)
Outstanding at beginning of period	272,504	$24.34	443,694	$14.14
Options granted	135,957	55.00	50,000	30.94
Options exercised or surrendered	(15,000)	30.94	(18,906)	12.38
Options forfeited	(19,458)	38.74	—	—
Outstanding at end of period	374,003	34.47	474,788	15.98

Assumptions used to estimate the fair value of stock options granted are presented in the following table:

	Three Months Ended March 31,
	2022	2021
Expected life of options (in years)	5.4 - 6.4	3.0
Risk-free interest rate	1.1% - 1.8%	0.1%
Assumed volatility	50.0%	90.0%
Expected dividend rate	—	—

Restricted Stock Unit Awards
Restricted stock units (“RSUs”) are granted to employees and non-employee directors based on the market price of our common stock on the grant date and recognized as stock-based compensation expense over the vesting period, subject to the passage of time and continued service during the vesting period. In some instances, awards may vest concurrently with or following an employee’s termination.
RSUs were first granted to employees and non-employee directors in May 2021. RSU activity is presented in the following table:

	Three Months Ended March 31, 2022
	Shares	Weighted-Average Grant-Date Fair Value (per share)
Unvested at beginning of period	51,277	$62.69
RSUs granted	17,437	56.34
RSUs exercised	(14,285)	58.14
RSUs forfeited	(17,209)	67.23
Unvested at end of period	37,220	59.36
Performance Rights Awards
The fair value of PRAs is based on the market price of our common stock on the grant date. PRAs are subject to performance conditions, which must be satisfied in order for PRAs to vest. Each performance right automatically converts into one share of common stock upon vesting of the performance right. Upon vesting of PRAs, common stock is immediately issued for no consideration. The performance right will expire if a performance condition of a performance right is not achieved by the expiry date.
PRA activity is presented in the following table:

	Three Months Ended March 31,
	2022		2021
	Shares	Weighted-Average Grant-Date Fair Value (per share)	Shares	Weighted-Average Grant-Date Fair Value (per share)
Unvested at beginning of period	30,000	$5.42	65,000	$5.50
PRAs granted	29,120	52.60	—	—
Unvested at end of period	59,120	28.66	65,000	5.50

As of March 31, 2022, there were 59,120 unvested PRAs, which expire over the next three years. The unvested PRAs are subject to certain milestones related to construction, feasibility studies and supply agreements.

8.LOSS PER SHARE
Basic and diluted net loss per share are reflected in the following table:

	Three Months Ended March 31,
	2022	2021
Net loss	$(9,154,632)	$(6,576,038)

Weighted-average number of common shares used in calculating basic and dilutive earnings per share(1)	16,088,013	14,090,959

Basic and diluted net loss per weighted-average share	$(0.57)	$(0.47)
__________________________
(1)For the three months ended March 31, 2021, the weighted-average number of common shares used in calculating basic and dilutive earnings per share was adjusted to reflect the impact of the exchange ratio caused by the Redomiciliation.

Potentially dilutive shares were not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive are presented in the following table:

	Three Months Ended March 31,
	2022	2021
Stock options	$374,003	$474,788
RSUs	37,220	—
PRAs	59,120	65,000
Total potentially dilutive shares	$470,343	$539,788
9.INCOME TAXES

For the three months ended March 31, 2022, we recorded an income tax provision of $0 on a loss before taxes of $9.2 million, resulting in an effective tax rate of 0%. For the three months ended March 31, 2021, we recorded an income tax provision of $0 on a loss before taxes of $6.6 million, resulting in an effective tax rate of 0%. The effective tax rate and the federal statutory rate were 0% for the three months ended March 31, 2022 and the three months ended March 31, 2021 and was primarily related to the full valuation allowance on net deferred tax assets.

As of March 31, 2022, we maintained a full valuation allowance against our net deferred tax assets. We continually review the adequacy of the valuation allowance and intend to continue maintaining a full valuation allowance on our net deferred tax assets until there is sufficient evidence to support reversal of all or a portion of the allowance. Should our assessment change in a future period, we may release all or a portion of the valuation allowance at such time, which would result in a deferred tax benefit in the period of adjustment.
10.SEGMENT REPORTING
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

11.COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are involved from time to time in various claims, proceedings, and litigation. We establish reserves for specific legal proceedings when we determine that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated.
In July 2021, a lawsuit was filed against us in the U.S. District Court for the Eastern District of New York on behalf of a class of putative plaintiffs claiming violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The complaint alleged, among other things, that we made false and/or misleading statements and/or failed to make disclosure relating to proper and necessary permits. In February 2022, the Court appointed a lead plaintiff in this action, and the lead plaintiff filed an amended complaint in April 2022. We intend to move to dismiss the amended complaint on various grounds, with our moving papers due in or around June 2022, and we intend to vigorously defend against these claims should the amended complaint survive. Although there can be no assurance as to the outcome, we do not believe these claims have merit. The potential monetary relief, if any, is not probable and cannot be estimated at this time, accordingly, we have not recorded a liability for this matter.
On October 14, 2021, Vincent Varbaro, a purported holder of the Company’s American Depositary Shares and equity securities, filed a shareholder derivative suit in the U.S. District Court for the Eastern District of New York, purporting to bring claims on behalf of the Company against certain of the Company’s officers and directors. The complaint alleges that the defendants breached their fiduciary duties in connection with the Company’s statements regarding the timing and status of government permits for the Company’s Carolina Lithium Project in North Carolina, at various times between March 16, 2018 and July 19, 2021. No litigation demand was made to the Company in connection with this action. In December 2021, the parties agreed to a stipulation to stay the proceeding pending resolution of the motion to dismiss in the securities law matters described above, and the Court ordered the case stayed. We intend to vigorously defend against these claims. Although there can be no assurance as to the outcome, we do not believe these claims have merit. The potential monetary relief, if any, is not probable and cannot be estimated at this time, accordingly, we have not recorded a liability for this matter.
12.RELATED PARTIES
Ledger Holdings Pty Ltd, a company associated with a former non-executive director of the Company was paid $25,000 during the three months ended March 31, 2021 for services related to business development activities. These fees and associated payments were included in the former director’s remuneration. Effective June 1, 2021, the director's term ended.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in our Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in our Quarterly Report on Form 10-Q and those in the sections of our Transition Report on Form 10-KT for the six month transition period ended December 31, 2021 entitled “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements,” and “Cautionary Note Regarding Disclosure of Mineral Properties.”
This management’s discussion and analysis is a supplement to our financial statements (including notes) referenced elsewhere in our Quarterly Report on Form 10-Q and is provided to enhance your understanding of our operations and financial condition. This discussion is presented in millions and due to rounding may not sum or calculate precisely to the totals and percentages provided in the tables.
Executive Overview
Piedmont Lithium Inc. is a development stage company centered on developing a multi-asset, integrated lithium business that enables the transition to a net zero carbon world and the creation of a clean energy economy in North America. Through this endeavor, we are focused on developing and manufacturing lithium products for the fast-growing electric vehicle industry. Our wholly-owned Carolina Lithium Project is in the development stage and is located in the renowned Carolina Tin-Spodumene Belt in North Carolina. We are geographically diversified with equity investments in strategic partnerships that own lithium resource assets in Canada and Ghana. Collectively, these resource assets and the location of these assets strategically position us to be a large, low-cost, sustainable producer of lithium products and by-products, including quartz, feldspar and mica, serving the North American electric vehicle and battery supply chains. The geology, geography and proximity of our resources, planned production operations, which includes a second lithium hydroxide conversion plant to be located in the U.S., and customer base, should allow us to deliver a valuable continuous supply of high-quality, sustainably produced lithium hydroxide from spodumene concentrate. Our diversified operations should enable us to play a pivotal role in supporting the move toward decarbonization and the electrification of transportation and energy storage.
Strategy
Our strategy is to become a leading producer of lithium hydroxide for the American market, all from spodumene ore reserves in which we have own or have an equity interest, enabling us to maximize value through direct resource ownership. We continue to evaluate opportunities, through the use of certain investment criteria, that will increase our resource base and provide our business with a supply of long-term sustainable raw materials.
We have elected to pursue spodumene to lithium hydroxide conversion technologies, including Metso-Outotec’s alkaline pressure leach technology, which we believe are likely to have a superior capital and operating cost profile as well as reduced waste volumes when compared to other conversion technologies used in the market today. We will continue to evaluate new technologies that may improve the sustainability and profitability of our business.
Our strategy to become a leading lithium hydroxide producer in North America is underpinned by a portfolio of capital projects, which if implemented, should result in an estimated lithium hydroxide manufacturing capacity of 60,000 metric tons per year. Our estimate is supported by production and offtake rights of approximately 500,000 metric tons of spodumene concentrate per year.
Our Lithium Projects
•Abitibi Hub Projects—The Abitibi Hub Projects (formerly referred to as the Quebec Projects) are located in the Abitibi region of Quebec, Canada, and are jointly owned by Piedmont Lithium and Sayona through equity interests in Sayona Quebec of 25% and 75%, respectively. Sayona Quebec’s assets are comprised of North American Lithium, the Authier Project, and the Tansim Project.

We have a long-term supply agreement with Sayona Quebec, under which Sayona Quebec will supply Piedmont Lithium the greater of 113,000 metric tons per year or 50% of spodumene concentrate production on a life-of-mine basis.
North American Lithium—In conjunction with our partner, Sayona, we are in the process of restarting the North American Lithium business, which consists of a mine and a concentrator. We expect North American Lithium to begin production of spodumene concentrate in the first half of 2023;
•Ewoyaa Project—Atlantic Lithium’s flagship Ewoyaa Project is located in the Cape Coast region of Ghana. We have an earn-in agreement to acquire a 50% equity interest in the operating entities which own the Ewoyaa Project. We have a long-term supply agreement, subject to future staged investments, with Atlantic Lithium granting Piedmont Lithium the right to purchase 50% of Atlantic Lithium Ghana’s life-of-mine production of spodumene concentrate;
•Second lithium hydroxide plant (“LHP-2”)—We expect to produce 30,000 metric tons of lithium hydroxide per year, as reported in our initial technical study completed in the first quarter of 2022. We expect to conclude on a preferred site for LHP-2 in the second quarter of 2022; and
•Carolina Lithium Project—Our fully-integrated, wholly-owned Carolina Lithium Project is located in the renowned Carolina-Tin Spodumene Belt in Gaston County, North Carolina and consists of a proposed mine, concentrator and lithium hydroxide conversion plant. Our Carolina Lithium Project is expected to produce 30,000 metric tons per year of lithium hydroxide from spodumene concentrate produced from our on-site mine-to-concentrator.

In January 2022, we submitted a determination request to the North Carolina Department of Environmental Quality’s Division of Air Quality (DAQ) in connection with the Carolina Lithium Project. In March 2022, we received an applicability determination response from DAQ for our air permit for the Carolina Lithium Project. Based on this determination we have concluded that the Carolina Lithium Project will require a Prevention of Significant Deterioration – Title V Air Permit. In January 2022, we received a second request for additional information from the North Carolina’s Division of Energy, Mineral and Land Resources (DEMLR) in relation to our mine permit application initially submitted in August 2021. For further discussion of permitting for the Carolina Lithium Project, see Part I, Item 1. “Business.—Permits,” included in our Annual Report on Form 10-KT.
Highlights for the Three Months Ended March 31, 2022
•In March 2022, we raised $122.1 million in net proceeds through the issuance of 2,012,500 shares of common stock under our $500 million automatic shelf registration for purposes of advancing each of our staged development projects. In addition to general corporate purposes, we intend to use the net proceeds of the offering to fund:
◦Our pro-rata equity contribution to the restart of North American Lithium;
◦The Ewoyaa Project to complete a definitive feasibility study and make a final investment decision;
◦Front-end engineering design and permitting activities for our LHP-2 project once site selection is finalized; and
◦Land acquisitions, permitting activities, and local approvals for the Carolina Lithium Project.
•In February 2022, we completed a preliminary economic assessment for a proposed merchant lithium hydroxide conversion plant to expand our planned manufacturing capacity in the U.S. to 60,000 metric tons of lithium hydroxide per year. The results of our preliminary economic assessment demonstrate the potential for us to expand our lithium hydroxide manufacturing business using spodumene concentrate from our existing offtake agreements with Atlantic Lithium and Sayona Quebec, as well as from market sources.
Change in Fiscal Year End
Effective January 1, 2022, we changed our fiscal year end from June 30 to December 31. The six-month period from July 1, 2021 to December 31, 2021 served as a transition period. Our fiscal year 2022 commenced on January 1, 2022 and will end on December 31, 2022. See our Transition Report on Form 10-KT (“Transition Report”) filed with the SEC on February 28, 2022.
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
There have been no material changes in the significant accounting policies followed by us during the three months ended March 31, 2022 from those disclosed in our Transition Report for the six-month period ended December 31, 2021.
COVID-19 Response
To protect the health and safety of our employees, contractors, visitors and communities, we implemented a comprehensive plan in response to the COVID-19 pandemic. Our plan included policies and protocols governing issues such as close contact exposure and contraction of COVID-19 and other communicable diseases, providing employees with additional personal protective equipment, and allowing our employees to work remotely. We have provided paid time off for employees impacted by COVID-19, reimbursed employees for costs associated with COVID-19 testing, provided time for employees to get vaccinated, and encouraged flexible work schedules to accommodate personal and family needs. Our business was not materially impacted by negative impacts from COVID-19. We will continue to monitor guidelines and recommendations from the U.S. Center for Disease Control and Prevention (CDC) and the World Health Organization (WHO) as well as from local, state and federal governments.
Components of our Results of Operations
Exploration and Mine Development Costs
We incur costs in resource exploration, evaluation and development during the different phases of our resource development projects. Exploration costs incurred before the declaration of proven and probable ore reserves, which primarily include exploration, drilling, engineering, metallurgical test-work, site-specific reclamation, and compensation for employees associated with exploration activities, are expensed as incurred. We have also expensed as incurred engineering costs attributable to the evaluation of land for our future chemical plant and concentrator, development project management costs, feasibility studies and other project expenses that do not qualify for capitalization. After proven and probable ore reserves are declared, exploration and mine development costs necessary to bring the property to commercial capacity or increase the capacity or useful life will be capitalized.
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
Other (Expense) Income
Other (expense) income consists of interest income (expense), and foreign currency exchange gain (loss). Interest income consists of interest earned on our cash and cash equivalents. Interest expense consists of interest incurred on long-term debt related to noncash acquisitions of mining interests financed by the seller as well as interest incurred for lease liabilities. Foreign currency exchange gain (loss) relates to our foreign bank accounts and marketable securities denominated in Australian dollars.
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

Results of Operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Exploration and mine development costs	$167,838	$3,825,009	$(3,657,171)	(95.6)%
General and administrative expenses	5,578,005	2,685,377	2,892,628	107.7%
Loss from operations	(5,745,843)	(6,510,386)	764,543	(11.7)%
Other (expense) income	(19,286)	(65,652)	46,366	(70.6)%
Loss from equity investments in unconsolidated affiliates, net of tax	(3,389,503)	—	(3,389,503)	*
Net loss	$(9,154,632)	$(6,576,038)	$(2,578,594)	39.2%
__________________________
* Not meaningful.
Exploration and Mine Development Costs
Our Carolina Lithium Project entered the development stage at the end of 2021. As such, direct costs incurred during the three months ended March 31, 2022 were capitalized to “Property, plant, and mine development, net” in the consolidated balance sheets, and direct costs incurred during the three months ended March 31, 2021 were recorded to “Exploration and mine development costs” in the consolidated statements of operations.
Exploration and mine development costs decreased $3.7 million, or 95.6%, to $0.2 million in the three months ended March 31, 2022 compared to $3.8 million in the three months ended March 31, 2021. The decrease was primarily due to the capitalization of direct costs totaling $2.9 million during the three months ended March 31, 2022, as discussed above.
Not including the impact of capitalizing direct costs of $2.9 million in the three months ended March 31, 2022, costs decreased $0.8 million, or 19.9%, to $3.1 million in the three months ended March 31, 2022 compared to $3.8 million in the three months ended March 31, 2021. The decrease in costs was primarily driven by a decline in drilling activities, partially offset by an increase in engineering, permitting and metallurgical testwork activities and an increase in employee compensation expenses related to additional headcount in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
General and Administrative Expenses
General and administrative expenses increased $2.9 million, or 107.7%, to $5.6 million in the three months ended March 31, 2022 compared to $2.7 million in the three months ended March 31, 2021. The increase in general and administrative expenses was primarily due to increased professional fees, including legal and accounting services, consulting services, and insurance expense as we became subject to U.S. public company requirements as part of the Redomiciliation. Compensation costs also contributed to higher general and administrative expenses due to the hiring of additional management and support staff at our headquarters in Belmont, North Carolina.
Other (Expense) Income
Other expense was less than $0.1 million in the three months ended March 31, 2022 and March 31, 2021. The slight decrease in other expense was due to an increase in foreign currency exchange income as well as a decrease in interest expense.
Loss from Equity Investments in Unconsolidated Affiliates
Loss from equity investments in unconsolidated affiliates, net of tax, was $3.4 million in the three months ended March 31, 2022 compared to $0 in the three months ended March 31, 2021. The loss reflects our proportionate share of the net loss resulting from our investments in Sayona, Sayona Quebec, and Atlantic Lithium. We did not have income or loss from equity investments in unconsolidated affiliates in the three months ended March 31, 2021.

Liquidity and Capital Resources
Overview
As of March 31, 2022, we had cash and cash equivalents of $165.9 million compared to $64.2 million as of December 31, 2021. As of March 31, 2022, our cash balances held in the U.S. totaled $164.3 million, or 99.0%, and the remaining $1.6 million, or 1.0%, of our cash balances were held in Australia. We have determined that any earnings in Australia would be indefinitely reinvested. Our cash balances in Australia can be repatriated to the U.S. with inconsequential tax consequences.
Our predominant source of cash has been generated through equity financing from issuances of our common stock. We have also entered into noncash seller financed debt to acquire land for our Carolina Lithium Project. Since our inception, we have not generated revenues, and as such, have relied on equity financing to fund our operating and investing activities and to fund our debt payments.
Our primary uses of cash during the three months ended March 31, 2022 consisted of: (i) strategic equity investments in Sayona Quebec of $2.0 million; (ii) purchases of real property and associated mining interests for our Carolina Lithium Project of $5.2 million; (iii) advances toward the Ewoyaa Project for exploration and evaluation activities of $3.6 million; and (iv) working capital.
As of March 31, 2022, we had working capital of $161.5 million.
As of March 31, 2022, we had long-term debt of $0.7 million, net of the current portion of $0.7 million, related to seller financed debt, as discussed above.
In March 2022, we issued 2,012,500 shares for $130.8 million in gross proceeds under our $500 million automatic shelf registration with a stock issue price of $65.00. Share issuance costs associated with the U.S. public offering totaled $8.8 million and were accounted for as a reduction in the proceeds from share issuances in the consolidated balance sheets for a total of $122.1 million in net proceeds.
As of March 31, 2022, we had $369.2 million remaining under our $500 million automatic shelf registration, which expires on September 24, 2024. Our automatic shelf registration provides us with capacity to publicly offer common stock, preferred stock, warrants, debt, convertible or exchangeable securities, depositary shares, units, or any combination thereof. We may from time to time raise capital under our automatic shelf registration in amounts, at prices, and on terms to be announced when and if any securities are offered.
Outlook
We expect our current cash balances, which include net proceeds from our equity raise in March 2022, to fund our planned cash expenditures in 2022 primarily related to: (i) working capital requirements; (ii) certain ongoing costs associated with our Carolina Lithium Project including, but not limited to, continued exploration, testing, engineering and permitting activities as well as additional land acquisitions; (iii) potential land acquisition costs, engineering, and permitting activities associated with our LHP-2 Project; (iv) funding for the Abitibi Hub Projects in Canada; and (v) funding for phase one of the Ewoyaa Project. Our funding for the Abitibi Hub Projects includes the restart of North American Lithium, which we expect will commence production of spodumene concentrate in the first half of 2023.
As of March 31, 2022, we had entered into land acquisition contracts in North Carolina, included in mining interests, totaling $39.6 million, of which we expect to close and fund $9.4 million throughout the remainder of 2022, $16.8 million in 2023, and $13.4 million in 2024. These amounts do not include closing costs such as attorney’s fees, taxes and commissions. We are not obligated to exercise our land option agreements, and we are able to cancel our land acquisition contracts, at our option and with de minimis cancellation costs, during the contract due diligence period. Certain land option agreements and land acquisition contracts become binding upon commencement of construction for the Carolina Lithium Project.
Our 2022 plan does not include additional cash from equity or debt financing, cash from generating revenue, or cash distributions from our lithium projects in Canada and Ghana.

We believe our current cash balances are sufficient to fund our cash requirements for at least the next 12 months. In the event costs were to exceed our 2022 plan, we will reduce or eliminate current and/or planned discretionary spending. If further reductions are required, we will reduce certain non-discretionary expenditures.

We will require equity or debt financing to fund planned construction costs for our projects. We expect estimated capital costs for the Carolina Lithium Project to be approximately $988 million, as noted in our bankable feasibility study, for the construction of a mine, concentrator and lithium hydroxide conversion plant in North Carolina. We expect estimated capital costs for a second lithium hydroxide conversion plant in the United States to be approximately $572 million, as noted in our preliminary economic assessment. We also expect to fund significant cash expenditures for construction costs for a mine and concentrator in Ghana with our partner Atlantic Lithium. As we approach construction decisions for our lithium projects, we will evaluate various project financing options, including possible strategic partnering opportunities.
In December 2021, we submitted a loan application to the Loan Programs Office of the U.S. Department of Energy for potential funding of program eligible capital costs, including but not limited to, a concentrator and lithium hydroxide conversion facilities associated with the Carolina Lithium Project. We cannot be certain that our loan application will be approved or will have terms acceptable to us.
Historically, we have been successful raising cash through equity financing and obtaining mining interests through seller financed debt; however, no assurances can be given that additional financing will be available in amounts sufficient to meet our needs or on terms that are acceptable to us. If we issue additional shares of our common stock, it would result in dilution to our existing shareholders. There are many factors that could significantly impact our ability to raise funds through equity and debt financing as well as influence the timing of future cash flows. These factors include, but are not limited to, permitting and approvals for our projects, our ability to access capital markets, stock price volatility, commodity price volatility, uncertain economic conditions, and access to labor. See Part I, Item 1A “Risk Factors.” in our Transition Report for the six-month period ended December 31, 2021.
Cash Flows
The following table is a condensed schedule of cash flows provided as part of the discussion of liquidity and capital resources:

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(8,849,009)	$(3,216,973)
Net cash used in investing activities	(11,297,724)	(14,406,882)
Net cash provided by financing activities	121,812,242	113,935,370
Net increase in cash and cash equivalents	$101,665,509	$96,311,515
Cash Flows from Operating Activities
Operating activities used $8.8 million and $3.2 million during the three months ended March 31, 2022 and 2021, respectively, resulting in an increase in cash used in operating activities of $5.6 million. The increase in cash used in operating activities was primarily due to changes in working capital totaling $5.9 million, partially offset by a decrease in net loss adjusted for noncash items of $0.2 million, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Cash Flows from Investing Activities
Investing activities used $11.3 million and $14.4 million during the three months ended March 31, 2022 and 2021, respectively, resulting in a decrease in cash used in investing activities of $3.1 million. The decrease in cash used in investing activities was mainly due to a decrease in purchases of equity investments in Sayona, Sayona Quebec and Atlantic Lithium totaling $7.3 million, partially offset by increases in cash advances to the Ewoyaa Project for exploration and evaluation activities of $3.6 million and an increase in capital expenditures mainly related to cash purchases of mining interests for our Carolina Lithium Project of $0.5 million, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Cash Flows from Financing Activities
Financing activities provided $121.8 million and $113.9 million during the three months ended March 31, 2022 and 2021, respectively, resulting in a increase in cash from financing activities of $7.9 million. The increase in cash from financing activities was mainly due to a $7.9 million increase in issuance of capital stock under our automatic shelf registration and cash exercises of stock options in the three months ended March 31, 2022 compared to March 31, 2021. In addition, there were $0.2 million in debt payments in the three months ended March 31, 2022, compared to $0.2 million in debt payments in the three months ended March 31, 2021.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Our market risks have not changed significantly from those disclosed in our Transition Report for the six month period ended December 31, 2021.
Item 4.    Controls and Procedures.
Our management, under supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer and Principal Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2022. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting identified in the evaluation for the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 11 of the consolidated financial statements contained in this report and is incorporated herein by reference.
Item 1A.    RISK FACTORS.
Other than the items listed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, “Risk Factors.” in our Transition Report for the six-month period ended December 31, 2021.

Our business is subject to cybersecurity risks.
Our operations depend on effective and secure information technology systems. Threats to information technology systems, including as a result of cyberattacks and cyber incidents, continue to grow. Cybersecurity risks could include, but are not limited to, malicious software, attempts to gain unauthorized access to our data and the unauthorized release, corruption or loss of our data and personal information, and interruptions in communication.
It is possible that our business, financial and other systems could be compromised, which could go unnoticed for a prolonged period of time. While we have not experienced a material breach of our information technologies and we attempt to mitigate these risks by employing a number of measures, including employee training, technical security controls and maintenance of backup and protective systems, our networks, products and services remain vulnerable to known or unknown cybersecurity attacks and other threats, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We do not control certain aspects of our equity method investments.
We apply the equity method to investments when we have the ability to exercise significant influence over the operational decision-making authority and financial policies of the investee, but we do not exercise control. Our equity method investees’ are governed by their own board of directors, whose members have fiduciary duties to the investees’ shareholders. While we have certain rights to appoint representatives to the board of directors, the interests of the investees’ shareholders may not align with our interests or the interests of our shareholders.
In addition, we are generally dependent on the management team of our equity method investments to operate and control such projects or businesses. While we may exert influence pursuant to having positions on the boards of such investments and through certain limited governance or oversight roles, we do not always have this type of influence and the scope and impact of such influence may be limited. The management teams of our equity method investments may not have the level of experience, technical expertise, human resources, management and other attributes necessary to operate these projects or businesses optimally, and they may not share our business priorities, which could have a material adverse effect on the value of such investments as well as our growth, business, financial condition, results of operations and prospects.
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

Piedmont Lithium Inc.
(Registrant)

Date: May 6, 2022	By:	/s/ Michael White
Michael White
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)