Form 10-Q
period 2022-06-30
Piedmont Lithium Inc.
filed 2022-08-04
CIK 1728205

`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________
Commission File Number 001-38427
___________________________________________________________

PIEDMONT LITHIUM INC.
(Exact name of Registrant as specified in its Charter)
_________________________________________________________________________________________

Delaware	36-4996461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
42 E Catawba Street Belmont, North Carolina	28012
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (704) 461-8000
___________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.0001 per share	PLL	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒
As of July 29, 2022, there were 17,964,863 shares of the Registrant’s common stock outstanding.

Part I - Financial Information
Item 1.    Financial Statements.
PIEDMONT LITHIUM INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$139,033,696	$64,244,983
Other current assets	4,460,334	2,514,602
Total current assets	143,494,030	66,759,585
Property, plant and mine development, net	53,693,669	40,055,354
Other non-current assets	11,624,524	4,561,122
Equity investments in unconsolidated affiliates	64,233,609	58,872,710
Total assets	$273,045,832	$170,248,771

Liabilities and Stockholders’ Equity
Accounts payable	$1,613,013	$1,262,744
Accrued expenses	3,990,970	5,425,498
Current portion of long-term debt	504,855	762,189
Other current liabilities	29,906	99,587
Total current liabilities	6,138,744	7,550,018
Long-term debt, net of current portion	349,415	914,147
Total liabilities	6,488,159	8,464,165
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock; $0.0001 par value, 100,000,000 shares authorized; 17,964,863, and 15,894,395, shares issued and outstanding at June 30, 2022, and December 31, 2021, respectively	1,796	1,589
Additional paid-in capital	378,789,754	255,131,836
Accumulated deficit	(111,418,935)	(92,683,000)
Accumulated other comprehensive loss	(814,942)	(665,819)
Total stockholders’ equity	266,557,673	161,784,606
Total liabilities and stockholders’ equity	$273,045,832	$170,248,771
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Exploration and mine development costs	$882,874	$3,477,327	$1,050,712	$7,302,336
General and administrative expenses	7,461,365	4,002,054	13,039,370	6,687,431
Loss from operations	(8,344,239)	(7,479,381)	(14,090,082)	(13,989,767)
Other (expense) income:
Interest (expense) income, net	(33,926)	(63,216)	(76,322)	(129,085)
Loss from foreign currency exchange	(47,759)	(25,749)	(24,649)	(25,532)
Loss before taxes and equity earnings	(8,425,924)	(7,568,346)	(14,191,053)	(14,144,384)
Income tax expense (benefit)	—	—	—	—
Loss from equity investments in unconsolidated affiliates, net of tax	(1,155,379)	(64,626)	(4,544,882)	(64,626)
Net loss	$(9,581,303)	$(7,632,972)	$(18,735,935)	$(14,209,010)

Basic and diluted net loss per weighted-average share	$(0.53)	$(0.48)	$(1.10)	$(0.95)
Basic and diluted weighted-average number of shares outstanding	17,930,926	15,753,324	17,019,262	14,926,734
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(9,581,303)	$(7,632,972)	$(18,735,935)	$(14,209,010)
Other comprehensive loss, net of tax:
Equity investment loss in unconsolidated affiliates	(342,767)	(31,288)	(149,123)	(31,288)
Other comprehensive loss, net of tax	(342,767)	(31,288)	(149,123)	(31,288)
Comprehensive loss	$(9,924,070)	$(7,664,260)	$(18,885,058)	$(14,240,298)
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(18,735,935)	$(14,209,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,208	2,752
Stock-based compensation expense	1,382,905	1,018,296
Noncash lease expense	60,919	74,979
Loss on sale of property, plant and mine development	11,542	—
Unrealized loss on investment	23,824	—
Loss on equity investments in unconsolidated affiliates	4,544,882	64,626
Changes in operating assets and liabilities:
Other assets	(1,969,142)	(1,172,736)
Accounts payable	(486,145)	305,200
Accrued expenses and other current liabilities	(2,697,909)	1,192,448
Net cash used in operating activities	(17,853,851)	(12,723,445)
Cash flows from investing activities:
Capital expenditures	(11,533,913)	(13,136,824)
Advances on Ghana Project	(7,099,355)	—
Equity investments in unconsolidated affiliates	(10,054,904)	(16,358,412)
Net cash used in investing activities	(28,688,172)	(29,495,236)
Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	122,059,476	114,087,891
Proceeds from exercise of stock options	93,326	216,151
Principal payments on long-term debt	(822,066)	(370,707)
Net cash provided by financing activities	121,330,736	113,933,335
Net increase in cash	74,788,713	71,714,654
Cash and cash equivalents at beginning of period	64,244,983	70,936,994
Cash and cash equivalents at end of period	$139,033,696	$142,651,648

Supplemental disclosure of cash flow information:
Noncash capital expenditures in accounts payable and accrued expenses	$2,004,734	$—
Cash paid for interest	76,612	68,838
Capitalized stock-based compensation	122,418	—
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
December 31, 2021	15,894,395	$1,589	$255,131,836	$(92,683,000)	$(665,819)	$161,784,606
Issuance of common stock, net	2,012,500	201	122,059,275	—	—	122,059,476
Stock-based compensation, net of forfeitures	—	—	(85,908)	—	—	(85,908)
Shares issued for exercise/vesting of share-based compensation awards	22,631	3	(3)	—	—	—
Equity investment gain (loss) in other comprehensive loss	—	—	—	—	193,644	193,644
Net loss	—	—	—	(9,154,632)	—	(9,154,632)
March 31, 2022	17,929,526	1,793	377,105,200	(101,837,632)	(472,175)	274,797,186
Stock-based compensation, net of forfeitures	—	—	1,591,231	—	—	1,591,231
Shares issued for exercise/vesting of stock-based compensation awards	35,337	3	93,323	—	—	93,326
Equity investment gain (loss) in other comprehensive loss	—	—	—	—	(342,767)	(342,767)
Net loss	—	—	—	(9,581,303)	—	(9,581,303)
June 30, 2022	17,964,863	$1,796	$378,789,754	$(111,418,935)	$(814,942)	$266,557,673

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
December 31, 2020	13,914,731	$1,375	$137,249,496	$(57,125,635)	$(796,565)	$79,328,671
Issuance of common stock, net	1,750,000	175	114,087,716	—	—	114,087,891
Stock-based compensation expense	—	—	406,488	—	—	406,488
Shares issued for exercise/vesting of share-based compensation awards	13,356	—	30,452	—	—	30,452
Net loss	—	—	—	(6,576,038)	—	(6,576,038)
March 31, 2021	15,678,087	1,550	251,774,152	(63,701,673)	(796,565)	187,277,464
Stock-based compensation	—	—	611,808	—	—	611,808
Shares issued for exercise/vesting of stock-based compensation awards	81,446	—	185,699	—	—	185,699
Conversion of performance rights	5,000	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(31,288)	(31,288)
Net loss	—	—	—	(7,632,972)	—	(7,632,972)
June 30, 2021	15,764,533	$1,550	$252,571,659	$(71,334,645)	$(827,853)	$180,410,711
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.DESCRIPTION OF COMPANY
Nature of Business
Piedmont Lithium Inc. (“Piedmont Lithium,” “we,” “our,” “us,” or “Company”) is a development stage company centered on building a multi-asset, integrated lithium business which will provide lithium hydroxide, a critical material, to the electric vehicle and battery manufacturing supply chains in the United States (“U.S.”), support the creation of a clean energy economy in North America and help secure America’s energy independence. Our projects are strategically located in Canada, Ghana, and the southeastern U.S. Our wholly owned, Carolina Lithium Project is located on the renowned Carolina Tin-Spodumene Belt in North Carolina. Our investments in Canada and Ghana add geographic diversity and provide the opportunity for near-term production and revenue. We plan to develop and integrate our resources and operations with the aim of bringing production online consecutively in 2023 (Quebec, Canada), 2024 (Ghana), 2025 (LHP-2) and 2026 (Carolina Lithium). The location of our domestic and international lithium assets, combined with our two planned U.S. lithium hydroxide plants, uniquely positions Piedmont Lithium to be a large, low-cost, sustainable producer of lithium products.
Change in Fiscal Year-End
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
Basis of Presentation
The accompanying unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and in conformity with the rules and regulations of the SEC applicable to interim financial information. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, all references to “$” are to U.S. dollars, and all references to “AUD” are to Australian dollars. Our reporting currency is U.S. dollars. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-KT for the six-month transition period ended December 31, 2021. These unaudited consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are considered necessary for a fair statement of the results of operations, financial position and cash flows for the periods presented. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2022, for any other interim period or for any other future fiscal year.
Certain prior period amounts have been reclassified to conform with the current period presentation.
Piedmont Lithium acquired all of the issued and outstanding ordinary shares of Piedmont Lithium Limited (“Piedmont Australia”), our Australian predecessor and currently a wholly-owned subsidiary, pursuant to a Scheme of Arrangement under Australian law, which was approved by Piedmont Australia’s shareholders on February 26, 2021 and by the Supreme Court of Western Australia on May 5, 2021 (collectively referred to as “Redomiciliation”). As part of the Redomiciliation, we changed our place of domicile from Australia to the state of Delaware in the United States, effective May 17, 2021.
Piedmont Australia’s ordinary shares were listed on the Australian Securities Exchange (“ASX”), and Piedmont Australia’s American Depositary Shares (“ADSs”), each representing 100 of Piedmont Australia’s ordinary shares, were traded on the Nasdaq Capital Market (“Nasdaq”). Following the approval of the Redomiciliation, we moved the primary listing of our shares of common stock from the ASX to Nasdaq and retained an ASX listing via Chess Depositary Interests (“CDIs”), each representing 1/100th of a share of common stock of Piedmont Lithium Inc.

All issued and outstanding shares of our common stock and per share amounts have been retroactively adjusted in these consolidated financial statements to reflect the 100:1 ratio and share consolidation. Shares of our common stock issued in connection with the Redomiciliation trade on Nasdaq under the symbol “PLL.”
Risk and Uncertainties
We are subject to a number of risks similar to those of other companies of similar size in our industry, including but not limited to, the success of our exploration and development activities, construction and permitting delays, the need for additional capital or financing to fund operating losses, competition from substitute products and services from larger companies, protection of proprietary technology, litigation, and dependence on key individuals.
We have accumulated deficits of $111.4 million, and $92.7 million as of June 30, 2022 and December 31, 2021, respectively. We have incurred net losses and utilized cash in operations since inception, and we expect to incur future additional losses. We have cash available on hand and believe this cash will be sufficient to fund our operations and meet our obligations as they come due for at least one year from the date these consolidated financial statements are issued. In the event our cash requirements change during the next twelve months, management has the ability and commitment to make corresponding changes to our operating expenses, as necessary. Until commercial production is achieved from our planned operations, we will continue to incur operating and investing net cash outflows associated with, among other things, funding capital projects, development-stage technical studies, permitting activities associated with our projects, funding our commitments in Quebec and Ghana, maintaining and acquiring exploration properties and undertaking ongoing exploration activities. Our long-term success is dependent upon our ability to successfully raise additional capital or financing or enter into strategic partnership opportunities. Our long-term success is also dependent upon our ability to obtain certain permits and approvals, develop our planned portfolio of projects, earn revenues, and achieve profitability.
Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions, and allocations that affect amounts reported in the consolidated financial statements and related notes. Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets, fair value of stock-based compensation awards, income tax uncertainties, valuation of deferred tax assets, contingent assets and liabilities, legal claims, asset impairments and environmental remediation. Actual results could differ due to the uncertainty inherent in the nature of these estimates.
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
Mine Development
Mine development assets include engineering and metallurgical test-work, drilling and other related costs to delineate an ore body, and the removal of overburden to initially expose an ore body at open pit surface mines. Costs incurred before mineral resources are classified as proven and probable reserves are expensed and recorded to “Exploration and mine development costs” in our statements of operations. Capitalization of mine development project costs that meet the definition of an asset begins once mineral resources are classified as proven and probable reserves. Drilling and related costs are capitalized for an ore body where proven and probable reserves exist and the activities are directed at obtaining additional information on the ore body or converting mineralized material to proven and probable reserves. All other drilling and related costs are expensed as incurred. The cost of removing overburden and waste materials to access the ore body at an open pit mine prior to the production phase are referred to as pre-stripping costs. Pre-stripping costs will be capitalized during the development of an open pit mine. The removal, production, and sale of de minimis salable materials may occur during the development phase of an open pit mine and are assigned incremental mining costs related to the removal of that material. Mine development assets will be depleted using the units-of-production method based on estimated recoverable metric tons in proven and probable reserves. To the extent that these costs benefit an entire ore body, they will be depleted over the estimated life of the ore body. As of June 30, 2022, we had no projects in the production phase, and we did not record depletion expense for any of our mine development assets.
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
2.PROPERTY, PLANT AND MINE DEVELOPMENT
Property, plant and mine development, net, is presented in the following table:

	June 30, 2022	December 31, 2021
Mining interests	$47,622,685	$39,303,043
Mine development	2,044,891	—
Land	688,829	688,829
Facilities and equipment	111,058	107,248
Construction in process	3,249,534	—
Property, plant, and mine development	53,716,997	40,099,120
Accumulated depreciation	(23,328)	(43,766)
Property, plant, and mine development, net	$53,693,669	$40,055,354
Depletion of mine development and mining interests does not commence until the assets are placed in service. As of June 30, 2022, we have not recorded depletion expense for any of our mine development or mining interests assets.
The vast majority of our construction in process relates to capitalized costs associated with our Carolina Lithium Project.
Depreciation expense is presented in the following table and is included in “General and administrative expenses” in our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation expense	$6,146	$1,376	$11,208	$2,752

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
The following is a summary or our equity method investments as of June 30, 2022:
Sayona
We own an equity interest of approximately 14% in Sayona, an Australian company publicly listed on the ASX, and have formed a strategic partnership with Sayona to explore, evaluate, mine, develop, and ultimately produce spodumene concentrate in Quebec, Canada.
Sayona Quebec
We own an equity interest of 25% in Sayona Quebec for the purpose of furthering our investment and strategic partnership in Quebec, Canada with Sayona. The remaining 75% equity interest is held by Sayona. Sayona Quebec holds a 100% interest in the existing lithium mining operations of North American Lithium.

We have a long-term supply agreement with Sayona Quebec, under which Sayona Quebec will supply Piedmont Lithium the greater of 113,000 metric tons per year or 50% of spodumene concentrate production on a life-of-mine basis. In the event Sayona and Piedmont Lithium jointly construct and operate a lithium conversion plant, then spodumene concentrate produced from North American Lithium would be preferentially delivered to that conversion plant upon start of operations. Any remaining spodumene concentrate not delivered to a jointly owned conversion plant would first be delivered to Piedmont lithium up to Piedmont Lithium’s offtake right and then to third parties. Purchases are subject to market pricing with a price floor of $500 per metric ton and a price ceiling of $900 per metric ton.
Atlantic Lithium Limited
We own an equity interest of approximately 10% in Atlantic Lithium, an Australian company publicly listed on the Alternative Investment Market of the London Stock Exchange and have formed a strategic partnership with Atlantic Lithium to explore, evaluate, mine, develop, and ultimately produce spodumene concentrate in Ghana. We have the right to acquire a 50% equity interest in Atlantic Lithium’s Ghanaian-based lithium portfolio companies (collectively, “Atlantic Lithium Ghana”), which are wholly-owned subsidiaries of Atlantic Lithium, through future staged investments.
We have a long-term supply agreement whereby Atlantic Lithium will sell 50% of spodumene concentrate produced in Ghana for the life of the mine to Piedmont Lithium, subject to us exercising our ability to acquire an equity interest of 50% in Atlantic Lithium Ghana through expected future staged investments. See Note 5—Other Assets.
The following tables summarize the carrying amounts, including changes therein, of our equity method investments:

	Three Months Ended June 30, 2022
	Sayona	Sayona Quebec	Atlantic Lithium	Total
Balance at beginning of period	$16,945,836	$26,193,877	$14,583,345	$57,723,058
Additional investments	1,029,617	6,979,080	—	8,008,697
Loss from equity method investments	(857,847)	(125,759)	(171,773)	(1,155,379)
Share of loss from equity method investments included in other comprehensive loss	—	—	(342,767)	(342,767)
Balance at end of period	$17,117,606	$33,047,198	$14,068,805	$64,233,609

	Three Months Ended June 30, 2021
	Sayona	Sayona Quebec	Total
Balance at beginning of period	$9,316,394	$—	$9,316,394
Additional investments	1,974,425	5,067,593	7,042,018
Loss from equity method investments	(64,626)	—	(64,626)
Share of loss from equity method investments included in other comprehensive loss	(31,288)	—	(31,288)
Balance at end of period	$11,194,905	$5,067,593	$16,262,498

	Six Months Ended June 30, 2022
	Sayona	Sayona Quebec	Atlantic Lithium	Total
Balance at beginning of period	$18,256,488	$25,215,851	$15,400,371	$58,872,710
Additional investments	1,075,921	8,978,983	—	10,054,904
Loss from equity method investments	(2,279,318)	(1,192,396)	(1,073,168)	(4,544,882)
Share of income (loss) from equity method investments included in other comprehensive loss	64,515	44,760	(258,398)	(149,123)
Balance at end of period	$17,117,606	$33,047,198	$14,068,805	$64,233,609

	Six Months Ended June 30, 2021
	Sayona	Sayona Quebec	Total
Balance at beginning of period	$—	$—	$—
Additional investments	11,290,819	5,067,593	16,358,412
Loss from equity method investments	(64,626)	—	(64,626)
Share of loss from equity method investments included in other comprehensive loss	(31,288)	—	(31,288)
Balance at end of period	$11,194,905	$5,067,593	$16,262,498

	As of June 30, 2022
	Sayona	Sayona Quebec	Atlantic Lithium
Fair value of equity investments where market values from publicly traded entities are readily available	$174,859,526	Not publicly traded	$28,246,608
The following tables present summarized financial information included in our share of income (loss) from equity method investments noted above for our significant equity investments. The balances below were compiled from information provided to us by each investee and are presented in accordance with U.S. GAAP:

	Three Months Ended
	June 30, 2022			June 30, 2021
	Sayona	Sayona Quebec	Atlantic Lithium	Sayona
Revenue	$—	$—	$—	$—
Net loss from operations	(5,224,405)	(503,037)	(1,733,332)	(324,754)
Other comprehensive loss, net of tax	—	—	(3,458,798)	(157,224)
Comprehensive loss	(5,224,405)	(503,037)	(5,192,130)	(481,978)

	Six Months Ended
	June 30, 2022			June 30, 2021
	Sayona	Sayona Quebec	Atlantic Lithium	Sayona
Revenue	$—	$—	$—	$—
Net loss from operations	(13,812,789)	(4,769,583)	(10,829,140)	(324,754)
Other comprehensive income (loss), net of tax	390,967	179,041	(2,607,447)	(157,224)
Comprehensive loss	(13,421,822)	(4,590,542)	(13,436,587)	(481,978)
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
Measurement of Fair Value
Our financial instruments consist primarily of cash and cash equivalents, investments in equity securities, trade and other payables, and long-term debt as follows:
•Long-term debt—As of June 30, 2022 and December 31, 2021, we had $0.9 million and $1.7 million, respectively, of principal debt outstanding associated with seller financed loans. The carrying value of our long-term debt approximates its estimated fair value.
•Investments in equity securities—As of June 30, 2022 and December 31, 2021, we had $0.5 million and $0.5 million, respectively, of investments in equity securities which are recorded at fair value based on Level 3 inputs. See Note 5—Other Assets.
•Other financial instruments—The carrying amounts of cash and cash equivalents and trade and other payables approximate fair value due to their short-term nature.
Level 3 activity was not material for all periods presented.

5.OTHER ASSETS
Other current assets consisted of the following:

	June 30, 2022	December 31, 2021
Investments in equity securities	$489,687	$513,511
Prepaid assets and other receivables	3,970,647	2,001,091
Total other current assets	$4,460,334	$2,514,602
As of June 30, 2022, our investments in equity securities consisted of common shares in Ricca Resources Limited (“Ricca”), which we acquired as part of a spin-out of Ricca from Atlantic Lithium. Ricca is a private company focused on gold exploration in Africa. The decrease in fair value of our investment in equity securities during the six months ended June 30, 2022 was due to currency revaluation of our common stock held in Ricca and is recorded in “Loss from foreign currency exchange” in our consolidated statements of operations.
Other non-current assets consisted of the following:

	June 30, 2022	December 31, 2021
Advances on Ghana Project	$11,409,528	$4,310,173
Other non-current assets	214,996	190,030
Operating lease right-of-use assets	—	60,919
Total other non-current assets	$11,624,524	$4,561,122
We have a strategic partnership between Piedmont Lithium and Atlantic Lithium that includes Atlantic Lithium Ghana. Under our partnership, we entered into a project agreement to acquire a 50% equity interest in Atlantic Lithium Ghana as part of two phases of future staged investments by Piedmont Lithium in the Ghana Project over an approximate period of three to four years.
We are currently in phase one, which allows us to acquire a 22.5% equity interest in Atlantic Lithium Ghana by funding approximately $17.0 million for exploration and definitive feasibility study expenses. Our future equity interest ownership related to phase one is contingent upon completing a definitive feasibility study and making an election to proceed with phase two. Phase two allows us to acquire a 27.5% equity interest in Atlantic Lithium Ghana upon completion of funding approximately $70.0 million for capital costs associated with the construction of the Ghana Project. Any cost under runs or overruns beyond the initial commitment for each phase will be shared equally between Piedmont Lithium and Atlantic Lithium. Upon completion of phases one and two, we will have a total equity interest of 50.0% in Atlantic Lithium Ghana. Phase one funding costs are included in other non-current assets as an advance on our expected future investments into the Ghana Project.
Our maximum exposure to a loss as a result of our involvement in the Ghana Project is limited to the total funding paid by Piedmont Lithium to Atlantic Lithium. As of June 30, 2022, we did not own an equity interest in Atlantic Lithium Ghana. We have made advanced payments totaling $3.3 million and $6.9 million during the three and six months ended June 30, 2022, respectively, and additional advance payments totaling $1.5 million beginning July 1, 2022 through the date of this filing.
6.EQUITY
We are authorized to issue up to 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. We have no outstanding shares of preferred stock.
In March 2022, we issued 2,012,500 shares under our shelf registration statement with an issue price of $65.00 per share for gross proceeds totaling $130.8 million. Share issuance costs associated with the U.S. public offering totaled $8.8 million and were accounted for as a reduction in the proceeds from share issuances in the consolidated balance sheets.
In March 2021, we issued 1,750,000 shares with an issue price of $70.00 per share for gross proceeds of $122.5 million. Share issuance costs associated with the U.S. public offering totaled $12.8 million and were accounted for as a reduction in the proceeds from share issuances in the consolidated balance sheets.
As of June 30, 2022, we had $369.2 million remaining under our shelf registration statement, which expires on September 24, 2024.

7.STOCK-BASED COMPENSATION
Stock Incentive Plans
In March 2021, our Board adopted, in connection with the Redomiciliation, the Piedmont Lithium Inc. Stock Incentive Plan (“Incentive Plan”). The Incentive Plan authorized the grant of stock options, stock appreciation rights, restricted stock units and restricted stock, any of which may be performance-based. Our Compensation Committee determines the exercise price for stock options and the base price of stock appreciation rights, which may not be less than the fair market value of our common stock on the date of grant. Generally, stock options or stock appreciation rights vest after three years of service and expire at the end of ten years. Performance rights awards (“PRAs”) vest upon achievement of certain pre-established performance targets that are based on specified performance criteria over a performance period. As of June 30, 2022, 2,296,996 shares of common stock were available for issuance under our Incentive Plan.
We include the expense related to stock-based compensation in the same financial statement line item as cash compensation paid to the same employee. Additionally, and if applicable, we capitalize personnel expenses attributable to the development of our mine and construction of our plants, including stock-based compensation expenses. We recognize share-based award forfeitures as they occur.
Stock-based compensation related to all stock-based incentive plans is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Components of stock-based compensation:
Stock-based compensation	$1,591,231	$611,808	$2,356,086	$1,018,296
Stock-based compensation forfeitures	—	—	(850,763)	—
Stock-based compensation, net of forfeitures	$1,591,231	$611,808	$1,505,323	$1,018,296

Presentation of stock-based compensation in the consolidated financial statements:
Exploration and mine development costs	$219,939	$262,794	$2,000	$393,941
General and administrative expenses	1,290,732	349,014	1,380,905	624,355
Stock-based compensation expense, net of forfeitures(1)	1,510,671	611,808	1,382,905	1,018,296
Capitalized stock-based compensation(2)	80,560	—	122,418	—
Stock-based compensation, net of forfeitures	$1,591,231	$611,808	$1,505,323	$1,018,296
__________________________
(1)For the three and six months ended June 30, 2022 and 2021, we did not reflect a tax benefit associated with stock-based compensation expense in the consolidated statements of operations because we had a full tax valuation allowance during these periods. As such, the table above does not reflect the tax impacts of stock-based compensation expense.
(2)Capitalized stock-based compensation relates to direct labor costs associated with our Carolina Lithium Project and are included in “Property, plant and mine development, net” in our consolidated balance sheets.

A summary of activity relating to our share-based awards was as follows:

	2022			2021
	Stock Option Awards	Restricted Stock Units	Performance Rights Awards	Stock Option Awards	Restricted Stock Units	Performance Rights Awards
January 1	272,504	51,277	30,000	443,694	—	65,000
Granted	135,957	17,437	29,120	50,000	—	—
Exercised, surrendered or vested	(15,000)	(14,285)	—	(18,906)	—	—
Forfeited or expired	(19,458)	(17,209)	—	—	—	—
March 31	374,003	37,220	59,120	474,788	—	65,000
Granted	58,949	7,972	10,348	33,004	36,745	—
Exercised, surrendered or vested	(37,500)	(9,219)	—	(115,288)	—	(5,000)
Forfeited or expired	(719)	—	—	—	—	—
June 30	394,733	35,973	69,468	392,504	36,745	60,000

As of June 30, 2022, we had remaining unvested stock-based compensation expense of $7.7 million to be recognized through December 2024.

As of June 30, 2022, there were 69,468 unvested PRAs, which expire over the next three years and are subject to certain milestones related to construction, feasibility studies and supply agreements.
8.LOSS PER SHARE
Basic and diluted net loss per share is reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(9,581,303)	$(7,632,972)	$(18,735,935)	$(14,209,010)

Weighted-average number of common shares used in calculating basic and dilutive earnings per share(1)	17,930,926	15,753,324	17,019,262	14,926,734

Basic and diluted net loss per weighted-average share	$(0.53)	$(0.48)	$(1.10)	$(0.95)
__________________________
(1)For the three and six months ended June 30, 2021, the weighted-average number of common shares used in calculating basic and dilutive earnings per share was adjusted to reflect the impact of the exchange ratio caused by the Redomiciliation.

For the three and six months ended June 30, 2022 and 2021, potentially dilutive shares were not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive due to net losses in those periods. The anti-dilutive shares are presented in the following table:

	June 30,
	2022	2021
Stock options	394,733	392,504
RSUs	35,973	36,745
PRAs	69,468	60,000
Total potentially dilutive shares	500,174	489,249

9.INCOME TAXES

For the three months ended June 30, 2022, and 2021, we recorded an income tax provision of $0 on a loss before taxes of $9.6 million, and a provision of $0 on a loss before taxes of $7.6 million, respectively. For the six months ended June 30, 2022, and 2021, we recorded an income tax provision of $0 on a loss before taxes of $18.7 million, and an income tax provision of $0 on a loss before taxes of $14.2 million, respectively. The effective tax rate and the federal statutory rate were 0% for the three and six months ended June 30, 2022 and 2021 and were primarily related to the full valuation allowance on net deferred tax assets.

As of June 30, 2022, we maintained a full valuation allowance against our net deferred tax assets. We continually review the adequacy of the valuation allowance and intend to continue maintaining a full valuation allowance on our net deferred tax assets until there is sufficient evidence to support reversal of all or a portion of the allowance. Should our assessment change in a future period, we may release all or a portion of the valuation allowance at such time, which would result in a deferred tax benefit in the period of adjustment.
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

In July 2021, a lawsuit was filed against us in the U.S. District Court for the Eastern District of New York on behalf of a class of putative plaintiffs claiming violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The complaint alleged, among other things, that we made false and/or misleading statements and/or failed to make disclosure relating to proper and necessary permits. In February 2022, the Court appointed a lead plaintiff in this action, and the lead plaintiff filed an amended complaint in April 2022. We intend to move to dismiss the amended complaint on various grounds, with our moving papers due in July 2022, and we intend to vigorously defend against these claims should the amended complaint survive. Although there can be no assurance as to the outcome, we do not believe these claims have merit. The potential monetary relief, if any, is not probable and cannot be estimated at this time, accordingly, we have not recorded a liability for this matter.

On October 14, 2021, Vincent Varbaro, a purported holder of the Company’s American Depositary Shares and equity securities, filed a shareholder derivative suit in the U.S. District Court for the Eastern District of New York, purporting to bring claims on behalf of the Company against certain of the Company’s officers and directors. The complaint alleges that the defendants breached their fiduciary duties in connection with the Company’s statements regarding the timing and status of government permits for the Company’s Carolina Lithium Project in North Carolina, at various times between March 16, 2018 and July 19, 2021. No litigation demand was made to the Company in connection with this action. In December 2021, the parties agreed to a stipulation to stay the proceeding pending resolution of the motion to dismiss in the securities law matters described above, and the Court ordered the case stayed. We intend to vigorously defend against these claims. Although there can be no assurance as to the outcome, we do not believe these claims have merit. The potential monetary relief, if any, is not probable and cannot be estimated at this time; accordingly, we have not recorded a liability for this matter.

On July 5, 2022, Brad Thomascik, a purported shareholder of the Company’s equity securities, filed a shareholder derivative lawsuit in the U.S. District Court for the Eastern District of New York. On behalf of the Company, the lawsuit purports to bring claims against certain of the Company’s officers and directors. The complaint alleges that the defendants breached their fiduciary duties in connection with the Company’s statements regarding the timing and status of government permits for the Company’s Carolina Lithium Project in North Carolina at various times between March 16, 2018 and July 19, 2021. No litigation demand was made to the Company in connection with this action. The lawsuit focuses on the same public statements as the shareholder derivative suit described above. We intend to vigorously defend against these claims. Although there can be no assurance as to the outcome, we do not believe these claims have merit. The potential monetary relief, if any, is not probable and cannot be estimated at this time; accordingly, we have not recorded a liability for this matter.
12.RELATED PARTIES
Ledger Holdings Pty Ltd, a company associated with a former non-executive director of the Company was paid $16,667 and $41,667 during the three and six months ended June 30, 2021, respectively, for services related to business development activities. These fees and associated payments were included in the former director’s remuneration. Effective June 1, 2021, the director's term ended.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in our Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in our Quarterly Report on Form 10-Q and those in the sections of our Transition Report on Form 10-KT for the six-month transition period ended December 31, 2021 entitled “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements,” and “Cautionary Note Regarding Disclosure of Mineral Properties.”
This management’s discussion and analysis is a supplement to our financial statements (including notes) referenced elsewhere in our Quarterly Report on Form 10-Q and is provided to enhance your understanding of our operations and financial condition. This discussion is presented in millions, and due to rounding, may not sum or calculate precisely to the totals and percentages provided in the tables.
Executive Overview
Piedmont Lithium, a development-stage company, is building a multi-asset, integrated lithium business to support the creation of a clean energy economy in North America and help secure America’s energy independence. Our global portfolio of assets is primed to source and manufacture lithium products that will mitigate the critical raw materials shortage confronting the U.S. electric vehicle and battery supply chains. Our lithium projects are strategically located in Canada, Ghana, and in the southeastern U.S. We plan to develop and integrate our resources and operations with the aim of bringing production online consecutively in 2023 (Quebec), 2024 (Ghana), 2025 (LHP-2) and 2026 (Carolina Lithium). Our equity investments in strategic partnerships that own lithium assets in Canada and Ghana add geographic diversity and provide the opportunity for near-term production and revenue. Our wholly-owned Carolina Lithium Project is located on the renowned Carolina Tin-Spodumene Belt in North Carolina. The location and promise of our domestic and international lithium assets, combined with our two planned U.S. lithium hydroxide plants, uniquely position Piedmont Lithium to be a large, low-cost, sustainable producer of lithium products. The geology, geography, proximity, and planned production timeline of our operations should allow us to deliver a valuable and continuous supply of high-quality, sustainably produced lithium hydroxide from spodumene concentrate. Piedmont Lithium is poised to play an important role in supporting the increasing industry demand for lithium in North America as the economies shift towards the electrification of transportation and energy storage.
Strategy
Our strategy is to become a leading producer of lithium hydroxide in North America through diverse, sustainable, and technically advanced operations. We believe our global portfolio of hard rock lithium assets should support a level of estimated lithium hydroxide production, all from spodumene concentrate, that will dramatically expand current North American production. American demand for large vehicles and the custom of driving relatively long distances, combined with automakers’ plans for and commitments to electric vehicle production, will continue to expand the demand for North American lithium hydroxide.
We believe that spodumene concentrate represents the lowest-risk and most commercially scalable raw material source for the production of lithium hydroxide. Our plan to produce battery-grade lithium hydroxide from spodumene concentrate will use the innovative Metso:Outotec alkaline pressure leach flow sheet combined with a number of processes commonly used in the lithium industry today. As part of our strategy, we will continue to evaluate new technologies and opportunities to expand our resource base and production capacity.
We have four key capital projects that are being developed on a measured timeline to provide the potential for both near-term cash flow and long-term value maximization. When fully operational, we will have an estimated lithium hydroxide manufacturing capacity of 60,000 metric tons per year, versus total estimated 2021 U.S. production of 15,000 metric tons per year. Our hydroxide conversion capacity is supported by production and offtake rights of approximately 500,000 metric tons of spodumene concentrate per year.

Developing An Integrated Lithium Production Business: Key Projects and Timing
•Quebec Projects—We own an equity interest of 25% in Sayona Quebec, which owns the full interests in the Quebec Projects including North American Lithium, the Authier Project and the Tansim Project. These projects are located in the Abitibi region of Quebec, Canada. Additionally, we own an equity interest of approximately 14% in Sayona, the parent company of Sayona Quebec.

In June 2022, Piedmont Lithium and Sayona Mining formalized restart plans for North American Lithium in Quebec. This will feature significant operational upgrades totaling approximately $80 million aimed at improving product quality and plant utilization. Long-lead equipment has been ordered and detailed design engineering has commenced, and we expect operations at North American Lithium to commence in the first half of 2023, subject to the receipt of remaining permit transfers and approvals for the project. The restart project will be entirely funded from pro-rata cash contributions by Sayona and Piedmont Lithium, with each party having completed significant capital raises in the first half of 2022.

We also hold an offtake agreement with Sayona Quebec to purchase the greater of 113,000 metric tons per year of spodumene concentrate or 50% of production from the North American Lithium and Authier projects for the life of the mine. Purchases are subject to market pricing with a price floor of $500 per metric ton and a price ceiling of $900 per metric ton. In the event Sayona and Piedmont Lithium jointly construct and operate a lithium conversion plant, then spodumene concentrate produced from North American Lithium would be preferentially delivered to that conversion plant upon start of operations. Any remaining spodumene concentrate not delivered to a jointly owned conversion plant would first be delivered to Piedmont lithium up to Piedmont Lithium’s offtake right and then to third parties.
•Ghana Project—We own an equity interest of approximately 10% in Atlantic Lithium and have the ability to earn a 50% equity interest in Atlantic Lithium’s Ghanaian lithium portfolio. The Ghana Project is Atlantic Lithium’s flagship project in the Cape Coast region of Ghana, approximately 70 miles via a national highway to a major port for transport to our planned U.S.-based lithium hydroxide plant for conversion. The resource, which is comprised of high-grade, course grained spodumene, is expected to be fully permitted in 2023. We expect construction of the mine and concentrator to begin in 2023 and production of spodumene concentrate to begin in 2024.

In addition to our equity investment, we hold an offtake agreement with Atlantic Lithium to purchase 50% of the spodumene concentrate produced by the Ghana Project for the life of the mine at prevailing market prices.
•U.S.-Based Lithium Hydroxide Plant (LHP-2)—We are currently working toward concluding the site selection process for a projected 30,000 metric tons per year, lithium hydroxide plant referred to as LHP-2. We expect to announce the site selection in the third quarter of 2022. We have commenced front-end engineering design of the LHP-2 Project with an expected completion in early 2023, and we expect to publish a feasibility study before the end of 2022. Construction of the facility is expected to begin in the first half of 2023, subject to receipt of permits, with first production targeted for 2025. Under our current plans, we expect that LHP-2 will be the largest lithium hydroxide plant in North America and the first of its kind, using the innovative Metso:Outotec technology. Raw material supply for the conversion plant is expected to be sourced principally from the Company’s Ghanaian operations.
•Carolina Lithium Project—Our wholly-owned, fully integrated Carolina Lithium Project (“Carolina Lithium”) is a development stage, hard rock lithium project located within the Carolina Tin-Spodumene Belt, in close proximity to lithium and byproduct markets. Carolina Lithium consists of a proposed mine, concentrator, and lithium hydroxide conversion plant. A feasibility study completed in December 2021 estimated a project capital investment requirement of approximately $988 million and the project is expected to produce 30,000 metric tons of lithium hydroxide per year. Given the quality of this asset, integration of the operation, strong infrastructure, and proximity to lithium and byproduct markets, we believe Carolina Lithium will enable us to be one of the lowest cost producers in the world.

We are currently engaged in permitting, rezoning, and financing activities with state and local representatives for Carolina Lithium. Our goal is to obtain the necessary permits and rezoning in 2023, commence construction in 2024, and begin production of lithium hydroxide in 2026. For further discussion of permitting for our Carolina Lithium Project, see Part I, Item 1. “Business.—Permits,” included in our Transition Report for the six-month period ended December 31, 2021, and our Form 10-Q for the quarter ended March, 31, 2022.

Highlights for the Six Months Ended June 30, 2022
•In March 2022, we raised $122.1 million in net proceeds through the issuance of 2,012,500 shares of common stock under our shelf registration statement primarily for purposes of advancing each of our projects including:
◦Our pro-rata equity contribution to the restart of North American Lithium;
◦Completion of a definitive feasibility study and final investment decision for the Ghana Project;
◦Front-end engineering design and permitting activities for our LHP-2 project once site selection is finalized; and
◦Land acquisitions, permitting activities, and local approvals for the Carolina Lithium Project.
•In February 2022, we completed a preliminary economic assessment for a proposed merchant lithium hydroxide conversion plant (LHP-2) to expand our planned manufacturing capacity in the U.S. to 60,000 metric tons of lithium hydroxide per year. The results of our preliminary economic assessment demonstrate the potential for us to expand our lithium hydroxide manufacturing business from our existing spodumene concentrate offtake agreements with Atlantic Lithium and Sayona Quebec as well as from market sources.
•In May 2022, our partner, Sayona, published a pre-feasibility study for the restart of spodumene concentrate operations for North American Lithium. We are currently exploring marketing options for spodumene concentrate production contemplated in our offtake agreement with Sayona, which provides Piedmont Lithium the right to purchase the greater of 50% of production or 113,000 metric tons per year from North American Lithium.
•In June 2022, Piedmont Lithium and Sayona Mining formalized restart plans for North American Lithium in Quebec. This will feature significant operational upgrades totaling approximately $80 million aimed at improving product quality and plant utilization. Long-lead equipment was ordered, and detailed design engineering commenced in late 2021 based on our jointly planned timeline. Operations at North American Lithium are expected to commence in the first half of 2023, subject to remaining permit transfers and approvals. The restart project will be entirely funded from pro-rata cash contributions by Sayona and Piedmont Lithium, with each party having completed significant capital raises in the first half of 2022.
•In June 2022, we applied for a loan for our LHP-2 Project with the Department of Energy under the Advanced Technology Vehicle Manufacturing Program (“ATVM”) Program.
•In June 2022, we received a conditional invitation to due diligence for our Carolina Lithium Project from the Department of Energy for our ATVM loan application. The conditional invitation requires, among other things, that our Carolina Lithium Project is rezoned to industrial zoning.

Change in Fiscal Year End
Effective January 1, 2022, we changed our fiscal year end from June 30 to December 31. The six-month period from July 1, 2021 to December 31, 2021 served as a transition period. Our fiscal year 2022 commenced on January 1, 2022 and will end on December 31, 2022. See our Transition Report filed with the SEC on February 28, 2022.
Critical Accounting Polices and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no material changes in the significant accounting policies followed by us during the six months ended June 30, 2022 from those disclosed in our Transition Report for the six-month period ended December 31, 2021.

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

Results of Operations
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Exploration and mine development costs	$882,874	$3,477,327	$(2,594,453)	(74.6)%
General and administrative expenses	7,461,365	4,002,054	3,459,311	86.4%
Loss from operations	(8,344,239)	(7,479,381)	(864,858)	11.6%
Other (expense) income	(81,685)	(88,965)	7,280	(8.2)%
Loss from equity investments in unconsolidated affiliates, net of tax	(1,155,379)	(64,626)	(1,090,753)	*
Net loss	$(9,581,303)	$(7,632,972)	$(1,948,331)	25.5%
__________________________
* Not meaningful.
Exploration and Mine Development Costs
Carolina Lithium entered the development stage in December 2021. As such, direct costs incurred in the three months ended June 30, 2022 were capitalized and recorded to “Property, plant, and mine development, net” in the consolidated balance sheets. Direct costs incurred in the three months ended June 30, 2021 were recorded to “Exploration and mine development costs” in the consolidated statements of operations.
Exploration and mine development costs decreased $2.6 million, or 74.6%, to $0.9 million in the three months ended June 30, 2022 compared to $3.5 million in the three months ended June 30, 2021. The decrease was primarily due to the capitalization of direct costs totaling $2.3 million during the three months ended June 30, 2022, as discussed above.
Excluding the impact of capitalizing direct costs of $2.3 million in the three months ended June 30, 2022, exploration and mine development costs decreased $0.3 million, or 9.2%, to $3.2 million in the three months ended June 30, 2022 compared to $3.5 million in the three months ended June 30, 2021. The decrease in costs was primarily driven by a decline in drilling activities, partially offset by an increase in engineering, permitting and metallurgical testwork activities and an increase in employee compensation expenses related to additional headcount in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
General and Administrative Expenses
General and administrative expenses increased $3.5 million, or 86.4%, to $7.5 million in the three months ended June 30, 2022 compared to $4.0 million in the three months ended June 30, 2021. The increase in general and administrative expenses was primarily due to increased professional fees, including legal and accounting services, consulting services, and insurance expense as we became subject to U.S. public company requirements as part of the Redomiciliation. Employee compensation costs also contributed to higher general and administrative expenses due to the hiring of additional management and support staff at our headquarters in Belmont, North Carolina. Stock-based compensation expense was $1.3 million and $0.3 million in the three months ended June 30, 2022 and June 30, 2021, respectively.
Other (Expense) Income
Other (expense) income was less than $0.1 million in the three months ended June 30, 2022 and June 30, 2021. The slight decrease in other expense was due to an increase in foreign currency exchange income as well as a decrease in interest expense.
Loss from Equity Investments in Unconsolidated Affiliates
Loss from equity investments in unconsolidated affiliates, net of tax, was $1.2 million in the three months ended June 30, 2022 compared to $0.1 million in the three months ended June 30, 2021. The loss reflects our proportionate share of the net loss resulting from our investments in Sayona, Sayona Quebec, and Atlantic Lithium. Due to the timing of our equity investments in Sayona Quebec and Atlantic Lithium, we did not have income or loss from these equity investments in the three months ended June 30, 2021.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Exploration and mine development costs	$1,050,712	$7,302,336	$(6,251,624)	(85.6)%
General and administrative expenses	13,039,370	6,687,431	6,351,939	95.0%
Loss from operations	(14,090,082)	(13,989,767)	(100,315)	0.7%
Other (expense) income	(100,971)	(154,617)	53,646	(34.7)%
Loss from equity investments in unconsolidated affiliates, net of tax	(4,544,882)	(64,626)	(4,480,256)	*
Net loss	$(18,735,935)	$(14,209,010)	$(4,526,925)	31.9%
__________________________
* Not meaningful.
Exploration and Mine Development Costs
For purposes discussed above, direct exploration and mine development costs incurred in the six months ended June 30, 2022 were capitalized and recorded to “Property, plant, and mine development, net” in the consolidated balance sheets. Direct costs incurred in the six months ended June 30, 2021 were recorded as expense to “Exploration and mine development costs” in the consolidated statements of operations.
Exploration and mine development costs decreased $6.3 million, or 85.6%, to $1.1 million in the six months ended June 30, 2022 compared to $7.3 million in the six months ended June 30, 2021. The decrease was primarily due to the capitalization of direct costs totaling $5.2 million in the six months ended June 30, 2022.
Excluding the impact of capitalizing direct costs of $5.2 million in the six months ended June 30, 2022, costs decreased $1.1 million, or 14.8%, to $6.2 million in the six months ended June 30, 2022 compared to $7.3 million in the six months ended June 30, 2021. The decrease in costs was primarily driven by a decline in drilling activities, partially offset by an increase in engineering, permitting and metallurgical testwork activities and an increase in employee compensation expenses related to additional headcount in the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
General and Administrative Expenses
General and administrative expenses increased $6.4 million, or 95.0%, to $13.0 million in the six months ended June 30, 2022 compared to $6.7 million in the six months ended June 30, 2021. The increase in general and administrative expenses was primarily due to increased professional fees, including legal and accounting services, consulting services, and insurance expense as we became subject to U.S. public company requirements as part of the Redomiciliation. Employee compensation costs also contributed to higher general and administrative expenses due to the hiring of additional management and support staff at our headquarters in Belmont, North Carolina. Stock-based compensation expense was $1.4 million and $0.6 million in the six months ended June 30, 2022 and June 30, 2021, respectively.
Other (Expense) Income
Other (expense) income decreased $0.1 million, or 34.7% from $0.1 million in the six months ended June 30, 2022 compared to $0.2 million in the six months ended June 30, 2021. The decrease in other expense was due to an increase in foreign currency exchange income as well as a decrease in interest expense.
Loss from Equity Investments in Unconsolidated Affiliates
Loss from equity investments in unconsolidated affiliates, net of tax, was $4.5 million in the six months ended June 30, 2022 compared to $0.1 million in the six months ended June 30, 2021. The loss reflects our proportionate share of the net loss resulting from our investments in Sayona, Sayona Quebec, and Atlantic Lithium. For purposes discussed above, we did not have income or loss from equity investments in Sayona Quebec or Atlantic Lithium in the six months ended June 30, 2021.

Liquidity and Capital Resources
Overview
As of June 30, 2022, we had cash and cash equivalents of $139.0 million compared to $64.2 million as of December 31, 2021. As of June 30, 2022, our cash balances held in the U.S. totaled $137.5 million, or 98.9%, and the remaining $1.6 million, or 1.1%, of our cash balances were held in Australia. Our cash balances in Australia can be repatriated to the U.S. with inconsequential tax consequences.
Our predominant source of cash has been generated through equity financing from issuances of our common stock. Prior to 2022, we had entered into noncash seller financed debt agreements to acquire land for Carolina Lithium. Since our inception, we have not generated revenues, and as such, have principally relied on equity financing to fund our operating and investing activities and to fund our debt payments.
Our primary uses of cash during the six months ended June 30, 2022 consisted of: (i) equity investments in Sayona Quebec mainly for the operational restart of North American Lithium totaling $9.0 million; (ii) purchases of real property and associated mining interests of $8.3 million and exploration and development expenditures of $3.2 million for Carolina Lithium; (iii) advances to Atlantic Lithium for exploration and evaluation activities related to phase one of the Ghana Project totaling $7.1 million; and (iv) working capital. As of June 30, 2022, we had working capital of $137.4 million.
As of June 30, 2022, we had long-term debt of $0.3 million, net of the current portion of $0.5 million, related to seller financed debt, as discussed above.
In March 2022, we issued 2,012,500 shares of our common stock at $65.00 per share for $130.8 million. We received cash proceeds of $122.1 million, which is net of $8.7 million in share issuance costs associated with the U.S. public offering under our shelf registration statement. As of June 30, 2022, we had $369.2 million remaining under our shelf registration statement, which expires on September 24, 2024.
Outlook
We expect our current cash balances to fund our planned cash expenditures in 2022 primarily related to: (i) funding for the Quebec Projects in Canada; (ii) funding for phase one of the Ghana Project; (iii) land acquisition costs, engineering, permitting and construction activities associated with our LHP-2 Project; (iv) costs associated with our Carolina Lithium Project including, but not limited to, land and associated mineral rights acquisitions and continued permitting, engineering and testing activities; and (v) working capital requirements. Our funding for the Quebec Projects primarily relates to the restart of North American Lithium, which we expect will begin production of spodumene concentrate in the first half of 2023, subject to remaining permit transfers and approvals.
As of June 30, 2022, we had entered into land acquisition contracts in North Carolina totaling $45.3 million, of which we expect to close and fund $10.2 million throughout the remainder of 2022, $18.5 million in 2023, $15.1 million in 2024, and $1.5 million in 2025. These amounts do not include closing costs such as attorney’s fees, taxes and commissions. We are not obligated to exercise our land option agreements, and we are able to cancel our land acquisition contracts, at our option and with de minimis cancellation costs, during the contract due diligence period. Certain land option agreements and land acquisition contracts become binding upon commencement of construction for Carolina Lithium.
Our 2022 plan does not include additional cash from equity or debt financing, cash from generating revenue, or cash distributions from our lithium projects in Canada and Ghana.

We believe our current cash balances are sufficient to fund our cash requirements for at least the next 12 months. In the event costs were to exceed our planned expenditures, we will reduce or eliminate current and/or planned discretionary spending. If further reductions are required, we will reduce certain non-discretionary expenditures.

We will require equity or debt financing to fund planned construction costs for our projects. In December 2021, we completed a feasibility study for Carolina Lithium, which estimated capital costs of approximately $988 million for the construction of a mine, concentrator and lithium hydroxide conversion plant in North Carolina. In March 2022, we completed a preliminary economic assessment, which estimated capital costs of approximately $572 million for a second lithium hydroxide plant (LHP-2) to be constructed in the southeastern U.S. We also expect to fund significant cash expenditures for construction costs for a mine and concentrator plant in Ghana with our partner Atlantic Lithium. As we approach construction decisions for our lithium projects, we will evaluate various project financing options, including possible strategic partnering opportunities.

We submitted loan applications to the Advanced Technology Vehicles Manufacturing Loan Program (“ATVM”) of the Loan Programs Office of the U.S. Department of Energy for potential funding of program eligible capital costs for two of our proposed lithium projects. In December 2021, we submitted our ATVM loan application for concentrator and lithium hydroxide conversion facilities for Carolina Lithium. In June 2022, we submitted our ATVM loan application for a lithium hydroxide conversion plant (LHP-2), which we expect to be located in the southeastern part of the United States. We cannot be certain that our loan applications will be approved or will have terms acceptable to us.
Historically, we have been successful raising cash through equity financing; however, no assurances can be given that additional financing will be available in amounts sufficient to meet our needs or on terms that are acceptable to us. If we issue additional shares of our common stock, it would result in dilution to our existing shareholders. There are many factors that could significantly impact our ability to raise funds through equity and debt financing as well as influence the timing of future cash flows. These factors include, but are not limited to, permitting and approvals for our projects, our ability to access capital markets, stock price volatility, commodity price volatility, uncertain economic conditions, and access to labor. See Part I, Item 1A “Risk Factors.” in our Transition Report for the six-month period ended December 31, 2021.
Cash Flows
The following table is a condensed schedule of cash flows provided as part of the discussion of liquidity and capital resources:

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(17,853,851)	$(12,723,445)
Net cash used in investing activities	(28,688,172)	(29,495,236)
Net cash provided by financing activities	121,330,736	113,933,335
Net increase in cash and cash equivalents	$74,788,713	$71,714,654
Cash Flows from Operating Activities
Operating activities used $17.9 million and $12.7 million in the six months ended June 30, 2022 and 2021, respectively, resulting in an increase in cash used in operating activities of $5.1 million. The increase in cash used in operating activities was primarily due to changes in working capital totaling $5.5 million, partially offset by a decrease in net loss adjusted for noncash items of $0.4 million, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Cash Flows from Investing Activities
Investing activities used $28.7 million and $29.5 million in the six months ended June 30, 2022 and 2021, respectively, resulting in a decrease in cash used in investing activities of $0.8 million. The decrease in cash used in investing activities was mainly due to a decrease in equity investments in Sayona, Sayona Quebec and Atlantic Lithium totaling $6.3 million, and a decrease in capital expenditures mainly related to cash purchases of land and associated mining interests for Carolina Lithium totaling $1.6 million. These decreases were partially offset by increases in cash advances to Atlantic Lithium for exploration and evaluation activities for phase one of the Ghana Project totaling $7.1 million and in the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Cash Flows from Financing Activities
Financing activities provided $121.3 million and $113.9 million in the six months ended June 30, 2022 and 2021, respectively, resulting in an increase in cash of $7.4 million. The increase in cash from financing activities was mainly due to a $7.8 million increase in net cash proceeds from issuances of our common stock and cash exercises of stock options in the six months ended June 30, 2022 compared to June 30, 2021. The cash proceeds were offset by an increase in debt payments totaling $0.5 million.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Our market risks have not changed significantly from those disclosed in our Transition Report for the six-month period ended December 31, 2021.

Item 4.    Controls and Procedures.
Our management, under supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer and Principal Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2022. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting identified in the evaluation for the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Piedmont Lithium Inc.
(Registrant)

Date: August 3, 2022	By:	/s/ Michael White
Michael White
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)