Form 10-Q
period 2022-09-30
Piedmont Lithium Inc.
filed 2022-11-04
CIK 1728205

`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
☐ If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
Yes ☐ No ☒
As of October 28, 2022, there were 18,010,228 shares of the Registrant’s common stock outstanding.

Part I - Financial Information
Item 1.    Financial Statements.
PIEDMONT LITHIUM INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$117,588,915	$64,244,983
Other current assets	3,362,103	2,514,602
Total current assets	120,951,018	66,759,585
Property, plant and mine development, net	64,342,373	40,055,354
Other non-current assets	15,728,575	4,561,122
Equity method investments in unconsolidated affiliates	96,833,438	58,872,710
Total assets	$297,855,404	$170,248,771

Liabilities and Stockholders’ Equity
Accounts payable	$1,959,376	$1,262,744
Accrued expenses	4,664,569	5,425,498
Current portion of long-term debt	458,572	762,189
Other current liabilities	119,584	99,587
Total current liabilities	7,202,101	7,550,018
Long-term debt, net of current portion	244,700	914,147
Operating lease liabilities, net of current portion	1,210,230	—
Deferred tax liabilities	3,814,015	—
Total liabilities	12,471,046	8,464,165
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock; $0.0001 par value, 100,000,000 shares authorized; 17,994,576, and 15,894,395, shares issued and outstanding at September 30, 2022, and December 31, 2021, respectively	1,799	1,589
Additional paid-in capital	380,140,254	255,131,836
Accumulated deficit	(94,754,054)	(92,683,000)
Accumulated other comprehensive loss	(3,641)	(665,819)
Total stockholders’ equity	285,384,358	161,784,606
Total liabilities and stockholders’ equity	$297,855,404	$170,248,771
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Exploration and mine development costs	$434,177	$5,563,028	$1,484,889	$12,865,364
General and administrative expenses	7,160,482	4,818,647	20,199,852	11,506,078
Total operating expenses	7,594,659	10,381,675	21,684,741	24,371,442
Loss from equity method investments in unconsolidated affiliates	(2,002,617)	(410,538)	(6,547,499)	(475,164)
Loss from operations	(9,597,276)	(10,792,213)	(28,232,240)	(24,846,606)
Other income (expense):
Interest income	373,204	—	373,492	3,830
Interest expense	(20,640)	(59,051)	(97,250)	(191,966)
Loss from foreign currency exchange	(35,469)	(10,095)	(60,118)	(35,627)
Gain on dilution of equity method investments in unconsolidated affiliates	29,367,281	—	29,367,281	—
Total other income (expense)	29,684,376	(69,146)	29,583,405	(223,763)
Income (loss) before taxes	20,087,100	(10,861,359)	1,351,165	(25,070,369)
Income tax expense	3,422,219	—	3,422,219	—
Net income (loss)	$16,664,881	$(10,861,359)	$(2,071,054)	$(25,070,369)

Basic net income (loss) per weighted-average share	$0.93	$(0.68)	$(0.12)	$(1.64)
Diluted net income (loss) per weighted-average share	$0.92	$(0.68)	$(0.12)	$(1.64)

Basic weighted-average number of shares outstanding	17,965,858	15,863,027	17,343,309	15,242,261
Diluted weighted-average number of shares outstanding	18,081,486	15,863,027	17,343,309	15,242,261
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$16,664,881	$(10,861,359)	$(2,071,054)	$(25,070,369)
Other comprehensive income (loss):
Equity method investments income in other comprehensive income (loss), net of tax(1)	811,301	105,263	662,178	73,975
Other comprehensive income, net of tax	811,301	105,263	662,178	73,975
Comprehensive income (loss)	$17,476,182	$(10,756,096)	$(1,408,876)	$(24,996,394)
__________________________
(1)Equity method investments income in other comprehensive income (loss) is presented net of tax expense of $391,796 for the three and nine months ended September 30, 2022. We did not reflect a tax expense during the three and nine months ended September 30, 2021 because we had a full tax valuation allowance in impacted jurisdictions during these periods.

The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,071,054)	$(25,070,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,643,433	1,851,805
Loss from equity method investments in unconsolidated affiliates	6,547,499	475,164
Gain on dilution of equity method investments in unconsolidated affiliates	(29,367,281)	—
Deferred taxes	3,422,219	—
Depreciation	32,475	6,485
Noncash lease expense	72,253	113,914
Loss on sale of property, plant and mine development	11,542	—
Unrealized loss on investment	51,969	—
Changes in operating assets and liabilities:
Other assets	(959,175)	(2,374,222)
Operating lease liabilities	(68,819)	(115,551)
Accounts payable	270,493	576,344
Accrued expenses and other current liabilities	(2,627,020)	2,547,983
Net cash used in operating activities	(22,041,466)	(21,988,447)
Cash flows from investing activities:
Capital expenditures	(21,891,950)	(22,352,553)
Advances on Ewoyaa Lithium project (Ghana)	(9,815,418)	—
Purchases of equity investments in unconsolidated affiliates	(14,086,972)	(58,940,518)
Net cash used in investing activities	(45,794,340)	(81,293,071)
Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	122,059,476	114,087,891
Proceeds from exercise of stock options	93,326	773,251
Principal payments on long-term debt	(973,064)	(563,466)
Net cash provided by financing activities	121,179,738	114,297,676
Net increase in cash	53,343,932	11,016,158
Cash and cash equivalents at beginning of period	64,244,983	70,936,994
Cash and cash equivalents at end of period	$117,588,915	$81,953,152

Supplemental disclosure of cash flow information:
Noncash capital expenditures in accounts payable and accrued expenses	$2,226,692	$—
Cash paid for interest	97,250	191,966
Capitalized stock-based compensation	212,393	—
Noncash acquisitions of mining interests financed by sellers	—	241,002
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
December 31, 2021	15,894,395	$1,589	$255,131,836	$(92,683,000)	$(665,819)	$161,784,606
Issuance of common stock, net	2,012,500	201	122,059,275	—	—	122,059,476
Stock-based compensation, net of forfeitures	—	—	(85,908)	—	—	(85,908)
Shares issued for exercise/vesting of share-based compensation awards	22,631	3	(3)	—	—	—
Equity method investments income in other comprehensive income (loss), net of tax	—	—	—	—	193,644	193,644
Net loss	—	—	—	(9,154,632)	—	(9,154,632)
March 31, 2022	17,929,526	1,793	377,105,200	(101,837,632)	(472,175)	274,797,186
Stock-based compensation, net of forfeitures	—	—	1,591,231	—	—	1,591,231
Shares issued for exercise/vesting of stock-based compensation awards	35,337	3	93,323	—	—	93,326
Equity method investments loss in other comprehensive income (loss), net of tax	—	—	—	—	(342,767)	(342,767)
Net loss	—	—	—	(9,581,303)	—	(9,581,303)
June 30, 2022	17,964,863	1,796	378,789,754	(111,418,935)	(814,942)	266,557,673
Stock-based compensation, net of forfeitures	—	—	1,350,503	—	—	1,350,503
Shares issued for exercise/vesting of stock-based compensation awards	29,713	3	(3)	—	—	—
Equity method investments income in other comprehensive income (loss), net of tax	—	—	—	—	811,301	811,301
Net income	—	—	—	16,664,881	—	16,664,881
September 30, 2022	17,994,576	$1,799	$380,140,254	$(94,754,054)	$(3,641)	$285,384,358
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
December 31, 2020	13,914,731	$1,375	$137,249,496	$(57,125,635)	$(796,565)	$79,328,671
Issuance of common stock, net	1,750,000	175	114,087,716	—	—	114,087,891
Stock-based compensation	—	—	406,488	—	—	406,488
Shares issued for exercise/vesting of share-based compensation awards	13,356	—	30,452	—	—	30,452
Net loss	—	—	—	(6,576,038)	—	(6,576,038)
March 31, 2021	15,678,087	1,550	251,774,152	(63,701,673)	(796,565)	187,277,464
Stock-based compensation	—	—	611,808	—	—	611,808
Shares issued for exercise/vesting of stock-based compensation awards	81,446	—	185,699	—	—	185,699
Conversion of performance rights	5,000	—	—	—	—	—
Equity method investments loss in other comprehensive loss, net of tax	—	—	—	—	(31,288)	(31,288)
Net loss	—	—	—	(7,632,972)	—	(7,632,972)
June 30, 2021	15,764,533	1,550	252,571,659	(71,334,645)	(827,853)	180,410,711
Stock-based compensation	—	—	833,509	—	—	833,509
Shares issued for exercise/vesting of stock-based compensation awards	104,862	10	557,090	—	—	557,100
Equity method investments income in other comprehensive loss, net of tax	—	—	—	—	105,263	105,263
Net loss	—	—	—	(10,861,359)	—	(10,861,359)
September 30, 2021	15,869,395	$1,560	$253,962,258	$(82,196,004)	$(722,590)	$171,045,224
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.DESCRIPTION OF COMPANY
Nature of Business
Piedmont Lithium Inc. (“Piedmont Lithium,” “we,” “our,” “us,” or “Company”) is a United States (“U.S.”) based, development stage company advancing a multi-asset, integrated lithium business in support of a clean energy economy and America’s national energy security. We plan to supply lithium hydroxide to the electric vehicle and battery manufacturing supply chains in North America by processing spodumene concentrate produced from assets we own or have an economic interest. Our projects include our proposed Carolina Lithium and Tennessee Lithium projects in the southeastern U.S. and strategic investments in lithium assets in Canada and Ghana. Subject to obtaining permits and approvals, we plan to develop our operations with the aim of our equity method investments bringing spodumene concentrate production online in 2023 (Quebec) and 2024 (Ghana), and our lithium hydroxide production online in 2025 (Tennessee) and 2026 (North Carolina). Our investments in Canada should provide the opportunity for near-term revenue through production and offtake of spodumene concentrate. Offtake agreements from our international investments are expected to supply spodumene concentrate to our Tennessee Lithium project for conversion to lithium hydroxide, while our proposed Carolina Lithium project is a fully integrated spodumene-to-hydroxide operation in North Carolina. These diversified operations should enable us to play a pivotal role in supporting America’s energy independence and the electrification of transportation and energy storage.
Change in Fiscal Year-End
Effective January 1, 2022, we changed our fiscal year end from June 30 to December 31. The six-month period from July 1, 2021, to December 31, 2021, served as a transition period. Our fiscal year for 2022 commenced on January 1, 2022, and will end on December 31, 2022. See our Transition Report on Form 10-KT (“Transition Report”) filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2022.
Basis of Presentation
The accompanying unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and in conformity with the rules and regulations of the SEC applicable to interim financial information. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, all references to “$” are to U.S. dollars, and all references to “AUD” are to Australian dollars. Our reporting currency is U.S. dollars. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-KT for the six-month transition period ended December 31, 2021. These unaudited consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are considered necessary for a fair statement of the results of operations, financial position and cash flows for the periods presented. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2022, for any other interim period or for any other future fiscal year.
Certain prior period amounts have been reclassified to conform with the current period presentation including reclassification of the Company’s proportional share of income in equity investments into operating income. See Note 3—Equity Method Investments in Unconsolidated Affiliates for further discussion.
Piedmont Lithium acquired all of the issued and outstanding ordinary shares of Piedmont Lithium Pty Ltd (formerly named Piedmont Lithium Limited) (“Piedmont Australia”), our Australian predecessor and currently a wholly-owned subsidiary, pursuant to a Scheme of Arrangement under Australian law, which was approved by Piedmont Australia’s shareholders on February 26, 2021 and by the Supreme Court of Western Australia on May 5, 2021 (collectively referred to as “Redomiciliation”). As part of the Redomiciliation, we changed our place of domicile from Australia to the state of Delaware in the U.S., effective May 17, 2021.
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
All issued and outstanding shares of our common stock and per share amounts have been retroactively adjusted in these unaudited consolidated financial statements to reflect the 100:1 ratio and share consolidation. Shares of our common stock issued in connection with the Redomiciliation trade on Nasdaq under the symbol “PLL.”
Risk and Uncertainties
We are subject to a number of risks similar to those of other companies of similar size in our industry, including but not limited to, the success of our exploration and development activities, success of our equity investments in international projects, construction and permitting delays, the need for additional capital or financing to fund operating losses, competition from substitute products and services from larger companies, protection of proprietary technology, litigation, and dependence on key individuals.
We have accumulated deficits of $94.8 million, and $92.7 million as of September 30, 2022 and December 31, 2021, respectively. We have incurred net losses and utilized cash in operations since inception, and we expect to incur future additional losses. We have cash available on hand and believe this cash will be sufficient to fund our operations and meet our obligations as they come due for at least one year from the date these unaudited consolidated financial statements are issued. In the event our cash requirements change during the next twelve months, management has the ability and commitment to make corresponding changes to our operating expenses as necessary. Until commercial production is achieved from our planned operations, we will continue to incur operating and investing net cash outflows associated with, among other things, funding capital projects, development stage technical studies, permitting activities associated with our projects, funding our commitments in Quebec and Ghana, maintaining and acquiring exploration properties and undertaking ongoing exploration activities. Our long-term success is dependent upon our ability to successfully raise additional capital or financing or enter into strategic partnership opportunities. Our long-term success is also dependent upon our ability to obtain certain permits and approvals, develop our planned portfolio of projects, earn revenues, and achieve profitability.
Our unaudited consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
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
Significant Accounting Policies
Exploration and Mine Development Costs
We incur costs in resource exploration, evaluation and development during the different phases of our resource development projects. Exploration costs incurred before the declaration of proven and probable reserves, which primarily include exploration, drilling, engineering, metallurgical test-work, and compensation for employees associated with exploration activities, are expensed as incurred. We have also expensed as incurred engineering costs attributable to the evaluation of land for our future lithium hydroxide conversion plants and spodumene concentrator, development project management costs, feasibility studies and other project expenses that do not qualify for capitalization. After proven and probable reserves are declared, exploration and mine development costs necessary to bring the properties to commercial capacity, increase their capacity or extend their useful life are capitalized.

Mine Development
Mine development assets include engineering and metallurgical test-work, drilling and other related costs to delineate an ore body, and the removal of overburden to initially expose an ore body at open pit surface mines. Costs incurred before mineral resources are classified as proven and probable reserves are expensed and recorded to “Exploration and mine development costs” in our statements of operations. Capitalization of mine development project costs begins once mineral resources are classified as proven and probable reserves. Drilling and related costs are capitalized for an ore body where proven and probable reserves exist and the activities are directed at obtaining additional information on the ore body or converting mineralized material to proven and probable reserves. All other drilling and related costs are expensed as incurred. The cost of removing overburden and waste materials to access the ore body at an open pit mine prior to the production phase are referred to as pre-stripping costs. Pre-stripping costs will be capitalized during the development of an open pit mine. The removal, production, and sale of de minimis salable materials may occur during the development phase of an open pit mine and are assigned incremental mining costs related to the removal of that material. Mine development assets will be depleted using the units-of-production method based on estimated recoverable metric tons in proven and probable reserves. To the extent that these costs benefit an entire ore body, they will be depleted over the estimated life of the ore body. As of September 30, 2022, we had no projects in the production phase, and we did not record depletion expense for any of our mine development assets.
Equity Method Investments in Unconsolidated Affiliates
We apply the equity method of accounting for investments when we have significant influence, but not controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions, operational decision-making authority, and material intercompany transactions. Under this method of accounting, our proportionate share of the net income (loss) resulting from these investments is reported in “Loss from operations” in the consolidated statements of operations since the activities of the investees are closely aligned with, and a critical part of, our operations. The carrying value of our equity method investments is reported as “Equity method investments in unconsolidated affiliates” in our consolidated balance sheets. For all equity method investments, we record our share of an investee’s income or loss on a one quarter lag. We evaluate material events occurring during the quarter lag to determine whether the effects of such events should be disclosed in our financial statements. We classify distributions received from equity method investments using the cumulative earnings approach on our consolidated statements of cash flows. A change in our proportionate share of an investee’s equity resulting from issuance of common shares or in-substance common shares by the investee to third parties is recorded as a gain or loss in our consolidated statements of operations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 323, “Investments-Equity Method and Joint Ventures” (Subtopic 10-40-1). We assess investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. If the decline in value is considered to be other than temporary, the investment is written down to its estimated fair value, which establishes a new cost basis in the investment. We did not record any such impairment charges for any periods presented.
For a further discussion of our significant accounting policies, see Note 2—Summary of Significant Accounting Policies within Part II, Item 8 of our Transition Report for the six-month period ended December 31, 2021.
Recently Issued and Adopted Accounting Pronouncements
We have considered the applicability and impact of all recently issued accounting pronouncements and have determined that they were either not applicable or were not expected to have a material impact on our unaudited consolidated financial statements.

2.PROPERTY, PLANT AND MINE DEVELOPMENT
Property, plant and mine development, net, is presented in the following table:

	September 30, 2022	December 31, 2021
Mining interests	$54,955,840	$39,303,043
Mine development	2,461,131	—
Land	688,829	688,829
Leasehold improvements	276,421	—
Facilities and equipment	548,698	107,248
Construction in process	5,456,049	—
Property, plant and mine development	64,386,968	40,099,120
Accumulated depreciation	(44,595)	(43,766)
Property, plant and mine development, net	$64,342,373	$40,055,354
Depletion of mining interests and mine development assets does not commence until the assets are placed in service. As of September 30, 2022, we have not recorded depletion expense for any of our mining interests or mine development assets.
Mining interests and mine development costs relate to our Carolina Lithium project. The vast majority of our construction in process relates to capitalized costs associated with our Tennessee Lithium and Carolina Lithium projects.
Depreciation expense is included in “General and administrative expenses” in our consolidated statements of operations. Depreciation expense was $21,267 and $3,733 for the three months ended September 30, 2022 and 2021, respectively, and $32,475 and $6,485 for the nine months ended September 30, 2022 and 2021, respectively.
3.EQUITY METHOD INVESTMENTS IN UNCONSOLIDATED AFFILIATES
We apply the equity method to investments when we have the ability to exercise significant influence over the operational decision-making authority and financial policies of the investee. We account for our existing investments in Atlantic Lithium Limited (“Atlantic Lithium”), Sayona Mining Limited (“Sayona”), and Sayona Quebec Inc. (“Sayona Quebec”), a subsidiary of Sayona and Piedmont Lithium, as equity method investments.
We continue to evaluate operational developments and the impact of the anticipated significant expansion of the operations of our existing equity method investments. As discussed below, Atlantic Lithium’s completion of a prefeasibility study for the Ewoyaa Lithium project (“Ewoyaa”), along with the anticipated restart of Sayona Quebec’s North American Lithium operations, was impactful to the consideration of how we most appropriately reflect our proportional share of income (loss) from our three existing equity method investments. Offtake agreements with our equity method investments are expected to supply the majority of the spodumene concentrate to our wholly-owned Tennessee Lithium project for conversion to lithium hydroxide, or re-sell into the market. Based on our analysis, it was determined that our equity method investments have evolved into a critical, integrated part of our ongoing operations. We have determined this justifies a more meaningful and transparent presentation of our proportional share of income (loss) in our equity method investments as a component of our operating income. As a result, we have reclassified our share of income (loss) in equity method investments to operating income for all periods presented.
Our share of the income (loss) from Atlantic Lithium, Sayona and Sayona Quebec is recorded on a one quarter lag within “Loss from operations” in our consolidated statements of operations. Below is a summary of our equity method investments as of September 30, 2022.
Sayona
We own an equity interest of approximately 14% in Sayona, an Australian company publicly listed on the ASX, and have formed a strategic partnership with Sayona to explore, evaluate, develop, mine, and ultimately produce spodumene concentrate in Quebec, Canada.

Sayona completed equity offerings of its shares of common stock to raise additional capital. The issuances of additional shares reduced our ownership interest in Sayona. These shares were issued at a valuation greater than the carrying value of our ownership interest, which was diluted by not participating in these equity offerings. As a result, we recognized a noncash gain of $29.4 million in the three and nine months ended September 30, 2022. The additional share issuances were made during Sayona’s fiscal year ended June 30, 2022. We recorded the cumulative gain in “Gain on dilution of equity investments in unconsolidated affiliates” in our consolidated statements of operations. Certain portions of the gain related to prior periods which were determined by management to be immaterial.
Sayona Quebec
We own an equity interest of 25% in Sayona Quebec for the purpose of furthering our investment and strategic partnership in Quebec, Canada with Sayona. The remaining 75% equity interest is held by Sayona. Sayona Quebec holds a 100% interest in the existing lithium mining operations of North American Lithium, the Authier Lithium project and the Tansim Lithium project.
We have a long-term supply agreement with Sayona Quebec, under which Sayona Quebec will supply Piedmont Lithium the greater of 113,000 metric tons per year or 50% of spodumene concentrate production on a life-of-mine basis. Purchases of spodumene concentrate by Piedmont Lithium from Sayona Quebec are subject to market pricing with a price floor of $500 per metric ton and a price ceiling of $900 per metric ton.
In addition to spodumene mining and concentrate production, the North American Lithium complex also includes a partially completed lithium carbonate refinery, which was developed by a prior operator of North American Lithium. In the event Piedmont Lithium and Sayona decide to jointly construct and operate a lithium conversion plant through their jointly owned entity, Sayona Quebec, then spodumene concentrate produced from North American Lithium would be preferentially delivered to that conversion plant upon commencement of conversion operations. Any remaining spodumene concentrate not delivered to a jointly owned conversion plant would first be delivered to Piedmont Lithium up to Piedmont Lithium’s offtake right and then to third parties. Any decision to construct jointly-owned lithium conversion capacity must be agreed by both parties.
Atlantic Lithium
We own an equity interest of approximately 9% in Atlantic Lithium, an Australian company publicly listed on the Alternative Investment Market of the London Stock Exchange and the ASX, and have formed a strategic partnership with Atlantic Lithium to explore, evaluate, mine, develop, and ultimately produce spodumene concentrate in Ghana. We have the right to acquire a 50% equity interest in Atlantic Lithium’s Ghanaian-based lithium portfolio companies (collectively, “Atlantic Lithium Ghana”), which are wholly-owned subsidiaries of Atlantic Lithium, through current and future staged investments.
We have a long-term supply agreement whereby Atlantic Lithium will sell 50% of spodumene concentrate produced in Ghana for the life of the mine to Piedmont Lithium, subject to us electing to exercise our option to fund construction costs of the Ewoyaa project. See Note 5—Other Assets.
The following tables summarize the carrying amounts, including changes therein, of our equity method investments:

	Three Months Ended September 30, 2022
	Sayona	Sayona Quebec	Atlantic Lithium	Total
Balance at beginning of period	$17,117,606	$33,047,198	$14,068,805	$64,233,609
Additional investments	—	4,032,068	—	4,032,068
Gain (loss) on dilution of equity method investments (1)	29,401,727	—	(34,446)	29,367,281
Loss from equity method investments	(228,393)	(453,986)	(1,320,238)	(2,002,617)
Share of income (loss) from equity method investments included in other comprehensive income (loss)	1,336,618	—	(133,521)	1,203,097
Balance at end of period	$47,627,558	$36,625,280	$12,580,600	$96,833,438
__________________________
(1)     Gain (loss) on dilution of equity method investments relates to: (i) issuances of additional shares of Sayona, as discussed above, which reduced our ownership interest in Sayona, and as a result, we recognized a noncash gain of $29.4 million and (ii) the exercise of certain Atlantic Lithium stock options and share grants which resulted in a reduction of our ownership in Atlantic Lithium.

	Three Months Ended September 30, 2021
	Sayona	Sayona Quebec	Atlantic Lithium	Total
Balance at beginning of period	$11,194,905	$5,067,593	$—	$16,262,498
Additional investments	7,183,273	19,449,545	15,949,288	42,582,106
Loss from equity method investments	(374,151)	(36,387)	—	(410,538)
Share of income (loss) from equity method investments included in other comprehensive loss	105,263	—	—	105,263
Balance at end of period	$18,109,290	$24,480,751	$15,949,288	$58,539,329

	Nine Months Ended September 30, 2022
	Sayona	Sayona Quebec	Atlantic Lithium	Total
Balance at beginning of period	$18,256,488	$25,215,851	$15,400,371	$58,872,710
Additional investments	1,075,921	13,011,051	—	14,086,972
Gain (loss) on dilution of equity method investments (1)	29,401,727	—	(34,446)	29,367,281
Loss from equity method investments	(2,507,711)	(1,646,382)	(2,393,406)	(6,547,499)
Share of income (loss) from equity method investments included in other comprehensive loss	1,401,133	44,760	(391,919)	1,053,974
Balance at end of period	$47,627,558	$36,625,280	$12,580,600	$96,833,438
__________________________
(1) Gain (loss) on dilution of equity method investments relates to: (i) issuances of additional shares of Sayona, as discussed above, which reduced our ownership interest in Sayona, and as a result, we recognized a noncash gain of $29.4 million and (ii) the exercise of certain Atlantic Lithium stock options and share grants which resulted in a reduction of our ownership in Atlantic Lithium.

	Nine Months Ended September 30, 2021
	Sayona	Sayona Quebec	Atlantic Lithium	Total
Balance at beginning of period	$—	$—	$—	$—
Additional investments	18,474,092	24,517,138	15,949,288	58,940,518
Loss from equity method investments	(438,777)	(36,387)	—	(475,164)
Share of income (loss) from equity method investments included in other comprehensive loss	73,975	—	—	73,975
Balance at end of period	$18,109,290	$24,480,751	$15,949,288	$58,539,329

	As of September 30, 2022
	Sayona	Sayona Quebec	Atlantic Lithium
Fair value of equity investments where market values from publicly traded entities are readily available	$178,254,197	Not publicly traded	$28,440,000

The following tables present summarized financial information included in our share of income (loss) from equity method investments noted above for our significant equity investments. The balances below were compiled from information provided to us by each investee and are presented in accordance with U.S. GAAP:

	Three Months Ended September 30,
	2022			2021
	Sayona	Sayona Quebec	Atlantic Lithium	Sayona	Sayona Quebec
Revenue	$—	$—	$—	$—	$—
Net loss from operations	(1,584,963)	(1,815,945)	(13,458,082)	(1,880,157)	(145,550)
Other comprehensive income (loss), net of tax	9,275,626	—	(1,361,066)	528,961	—
Comprehensive income (loss)	7,690,663	(1,815,945)	(14,819,148)	(1,351,196)	(145,550)

	Nine Months Ended September 30,
	2022			2021
	Sayona	Sayona Quebec	Atlantic Lithium	Sayona	Sayona Quebec
Revenue	$—	$—	$—	$—	$—
Net loss from operations	(15,397,751)	(6,585,527)	(24,287,222)	(2,204,911)	(145,550)
Other comprehensive income (loss), net of tax	9,666,593	179,041	(3,968,514)	371,737	—
Comprehensive loss	(5,731,158)	(6,406,486)	(28,255,736)	(1,833,174)	(145,550)
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
Measurement of Fair Value
Our financial instruments consist primarily of cash and cash equivalents, investments in equity securities, trade and other payables, and long-term debt as follows:
•Long-term debt—As of September 30, 2022 and December 31, 2021, we had $0.7 million and $1.7 million, respectively, of principal debt outstanding associated with seller financed loans. The carrying value of our long-term debt approximates its estimated fair value.
•Investments in equity securities—As of September 30, 2022 and December 31, 2021, we had $0.5 million and $0.5 million, respectively, of investments in equity securities which are recorded at fair value based on Level 3 inputs. See Note 5—Other Assets.

•Other financial instruments—The carrying amounts of cash and cash equivalents and trade and other payables approximate fair value due to their short-term nature.
Level 3 activity was not material for all periods presented.
5.OTHER ASSETS
Other current assets consisted of the following:

	September 30, 2022	December 31, 2021
Investments in equity securities	$461,542	$513,511
Prepaid assets and other receivables	2,900,561	2,001,091
Total other current assets	$3,362,103	$2,514,602
As of September 30, 2022, our investments in equity securities consisted of common shares in Ricca Resources Limited (“Ricca”), which we acquired as part of a spin-out of Ricca from Atlantic Lithium. Ricca is a private company focused on gold exploration in Africa.
Other non-current assets consisted of the following:

	September 30, 2022	December 31, 2021
Advances on exploration project	$14,125,591	$4,310,173
Other non-current assets	275,115	190,030
Operating lease right-of-use assets	1,327,869	60,919
Total other non-current assets	$15,728,575	$4,561,122
We have a strategic partnership with Atlantic Lithium that includes Atlantic Lithium Ghana. Under our partnership, we entered into a project agreement to acquire a 50% equity interest in Atlantic Lithium Ghana as part of two phases of future staged investments by Piedmont Lithium in the Atlantic Lithium’s Ewoyaa project over an approximate period of three to four years.
We are currently in phase one, which allows us to acquire a 22.5% equity interest in Atlantic Lithium Ghana by funding approximately $17 million for exploration and definitive feasibility study expenses. Our future equity interest ownership related to phase one is contingent upon completing a definitive feasibility study and making an election to proceed with phase two. Phase two allows us to acquire an additional 27.5% equity interest in Atlantic Lithium Ghana upon completion of funding approximately $70 million for capital costs associated with the construction of the Ewoyaa project. The current estimated capital costs of the Ewoyaa project, as defined by Atlantic Lithium’s prefeasibility study in September 2022, is approximately $125 million. Any cost savings or cost overruns from the initial commitment for each phase will be shared equally between Piedmont Lithium and Atlantic Lithium. Upon completion of phases one and two, we will have a total equity interest of 50% in Atlantic Lithium Ghana. Phase one funding costs are included in “Other non-current assets” in our consolidated balance sheets as an advance on our expected future investments in the Ewoyaa project.
Our maximum exposure to a loss as a result of our involvement in the Ewoyaa project is limited to the total funding paid by Piedmont Lithium to Atlantic Lithium. As of September 30, 2022, we did not own an equity interest in Atlantic Lithium Ghana. We have made advanced payments primarily related to the Ewoyaa project, totaling $2.7 million and $9.8 million during the three and nine months ended September 30, 2022, respectively, and additional advance payments totaling $1.7 million have been made beginning October 1, 2022 through the date of this filing.
During the quarter ended September 30, 2022, we entered into a new lease with a term of 7 years for our corporate offices in Belmont, North Carolina. Accordingly, we recorded a right-of-use asset and lease liability of $1.3 million as of the commencement date of the lease.

6.EQUITY
We are authorized to issue up to 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. We have no outstanding shares of preferred stock.
As of September 30, 2022, we had $369.2 million remaining under our shelf registration statement, which expires on September 24, 2024.
7.STOCK-BASED COMPENSATION
Stock Incentive Plans
In March 2021, our Board adopted, in connection with the Redomiciliation, the Piedmont Lithium Inc. Stock Incentive Plan (“Incentive Plan”). The Incentive Plan authorized the grant of stock options, stock appreciation rights, restricted stock units and restricted stock, any of which may be performance-based. Our Compensation Committee determines the exercise price for stock options and the base price of stock appreciation rights, which may not be less than the fair market value of our common stock on the date of grant. Generally, stock options or stock appreciation rights vest after three years of service and expire at the end of ten years. Performance rights awards (“PRAs”) vest upon achievement of certain pre-established performance targets that are based on specified performance criteria over a performance period. As of September 30, 2022, 2,293,130 shares of common stock were available for issuance under our Incentive Plan.
We include the expense related to stock-based compensation in the same financial statement line item as cash compensation paid to the same employee. Additionally, and if applicable, we capitalize personnel expenses attributable to the development of our mine and construction of our plants, including stock-based compensation expenses. We recognize share-based award forfeitures as they occur.
Stock-based compensation related to all stock-based incentive plans is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Components of stock-based compensation:
Stock-based compensation	$1,358,391	$833,509	$3,714,477	$1,851,805
Stock-based compensation forfeitures	(7,888)	—	(858,651)	—
Stock-based compensation, net of forfeitures	$1,350,503	$833,509	$2,855,826	$1,851,805

Presentation of stock-based compensation in the unaudited consolidated financial statements:
Exploration and mine development costs	$131,382	$336,375	$133,382	$730,316
General and administrative expenses	1,129,146	497,134	2,510,051	1,121,489
Stock-based compensation expense, net of forfeitures(1)	1,260,528	833,509	2,643,433	1,851,805
Capitalized stock-based compensation(2)	89,975	—	212,393	—
Stock-based compensation, net of forfeitures	$1,350,503	$833,509	$2,855,826	$1,851,805
__________________________
(1)For the three and nine months ended September 30, 2022 and 2021, we did not reflect a tax benefit associated with stock-based compensation expense in our consolidated statements of operations because we had a full tax valuation allowance in impacted jurisdictions during these periods. As such, the table above does not reflect the tax impacts of stock-based compensation expense.
(2)Capitalized stock-based compensation relates to direct labor costs associated with our Carolina Lithium and Tennessee Lithium projects and is included in “Property, plant and mine development, net” in our consolidated balance sheets.

A summary of activity relating to our share-based awards is presented in the following table:

	2022			2021
	Stock Option Awards	Restricted Stock Units	Performance Rights Awards	Stock Option Awards	Restricted Stock Units	Performance Rights Awards
January 1	272,504	51,277	30,000	443,694	—	65,000
Granted	135,957	17,437	29,120	50,000	—	—
Exercised, surrendered or vested	(15,000)	(14,285)	—	(18,906)	—	—
Forfeited or expired	(19,458)	(17,209)	—	—	—	—
March 31	374,003	37,220	59,120	474,788	—	65,000
Granted	58,949	7,972	10,348	33,004	36,745	—
Exercised, surrendered or vested	(37,500)	(9,219)	—	(115,288)	—	(5,000)
Forfeited or expired	(719)	—	—	—	—	—
June 30	394,733	35,973	69,468	392,504	36,745	60,000
Granted	—	3,255	10,000	—	—	—
Exercised, surrendered or vested	(36,250)	(1,250)	—	(120,000)	—	—
Forfeited or expired	—	(561)	—	—	—	—
September 30	358,483	37,417	79,468	272,504	36,745	60,000
As of September 30, 2022, we had remaining unvested stock-based compensation expense of $7.1 million to be recognized through December 2024.
As of September 30, 2022, there were 79,468 unvested PRAs, which expire over the next three years and are subject to certain milestones related to construction, feasibility studies and supply agreements.
8.EARNINGS PER SHARE
We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding options, RSUs and PRAs based on the treasury stock method. In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. Diluted earnings per share excludes all dilutive potential shares if their effect is anti-dilutive.
Basic and diluted net loss per share is reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$16,664,881	$(10,861,359)	$(2,071,054)	$(25,070,369)

Weighted-average number of common shares used in calculating basic earnings per share	17,965,858	15,863,027	17,343,309	15,242,261
Effect of potentially dilutive equity awards	115,628	—	—	—
Weighted-average number of common shares used in calculating dilutive earnings per share	18,081,486	15,863,027	$17,343,309	$15,242,261

Basic net income (loss) per weighted-average share	$0.93	$(0.68)	$(0.12)	$(1.64)
Diluted net income (loss) per weighted-average share	$0.92	$(0.68)	$(0.12)	$(1.64)

Potentially dilutive shares were not included in the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive in those periods. PRAs were not included as their performance obligations had not been met. The potentially dilutive and anti-dilutive shares not included in diluted net income (loss) per share are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	222,733	272,504	358,483	272,504
RSUs	2,861	36,745	37,417	36,745
PRAs	79,468	60,000	79,468	60,000
Total potentially dilutive shares	305,062	369,249	475,368	369,249
9.INCOME TAXES
For the three months ended September 30, 2022 and 2021, we recorded an income tax provision of $3.4 million on income before taxes of $20.1 million, and a provision of $0 on a loss before taxes of $10.9 million, respectively. For the nine months ended September 30, 2022 and 2021, we recorded an income tax provision of $3.4 million on income before taxes of $1.4 million, and an income tax provision of $0 on a loss before taxes of $25.1 million, respectively. The effective tax rates were 17.0% and 0% for the three months ended September 30, 2022 and 2021, respectively, and 253.3% and 0% for the nine months ended September 30, 2022 and 2021, respectively. The increase in the income tax provision of $3.4 million for the three and nine months ended September 30, 2022 was primarily related to deferred tax effects related to the gain on dilution of our interests in certain equity method investments. See Note 3—Equity Method Investments in Unconsolidated Affiliates for further discussion.
We continually review the adequacy of our valuation allowance and intend to continue maintaining a full valuation allowance on our net deferred tax assets where there is not sufficient evidence to support reversal of all or a portion of the allowance. As of September 30, 2022, we reached the conclusion that, as a result of the gain on dilution in our equity method investments, our valuation allowance on certain Australian deferred tax assets is no longer necessary, and therefore, recorded a valuation allowance release of $4.0 million. We continue to maintain a full valuation allowance against our U.S. federal and state deferred tax assets. Should our assessment change in a future period, we may release all or a portion of the valuation allowance at such time, which would result in a deferred tax benefit in the period of adjustment.
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
In July 2021, a lawsuit was filed against us in the U.S. District Court for the Eastern District of New York on behalf of a class of putative plaintiffs claiming violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The complaint alleged, among other things, that we made false and/or misleading statements and/or failed to make disclosure relating to proper and necessary permits. In February 2022, the Court appointed a lead plaintiff in this action, and the lead plaintiff filed an amended complaint in April 2022. On July 18, 2022, we moved to dismiss the amended complaint. On September 1, 2022, the lead plaintiff filed his Memorandum of Law in Opposition to our Motion to Dismiss. On October 7, 2022, we filed our Reply Memorandum in support of our Motion to Dismiss. The Court has yet to rule on our Motion to Dismiss. We intend to vigorously defend against these claim should the amended complaint survive. Although there can be no assurance as to the outcome, we do not believe these claims have merit. The potential monetary relief, if any, is not probable and cannot be estimated at this time, accordingly, we have not recorded a liability for this matter.
On October 14, 2021, Vincent Varbaro, a purported holder of the Piedmont Australia’s American Depositary Shares and the Company’s equity securities, filed a shareholder derivative suit in the U.S. District Court for the Eastern District of New York, purporting to bring claims on behalf of the Company against certain of the Company’s officers and directors. The complaint alleges that the defendants breached their fiduciary duties in connection with the Company’s statements regarding the timing and status of government permits for the Company’s Carolina Lithium project in North Carolina, at various times between March 16, 2018 and July 19, 2021. No litigation demand was made to the Company in connection with this action. In December 2021, the parties agreed to a stipulation to stay the proceeding pending resolution of the motion to dismiss in the securities law matters described in the immediately preceding paragraph, and the Court ordered the case stayed. We intend to vigorously defend against these claims. Although there can be no assurance as to the outcome, we do not believe these claims have merit. The potential monetary relief, if any, is not probable and cannot be estimated at this time; accordingly, we have not recorded a liability for this matter.
On July 5, 2022, Brad Thomascik, a purported shareholder of the Company’s equity securities, filed a shareholder derivative lawsuit in the U.S. District Court for the Eastern District of New York. On behalf of the Company, the lawsuit purports to bring claims against certain of the Company’s officers and directors. The complaint alleges that the defendants breached their fiduciary duties in connection with the Company’s statements regarding the timing and status of government permits for the Company’s Carolina Lithium project in North Carolina at various times between March 16, 2018 and July 19, 2021. No litigation demand was made to the Company in connection with this action. The lawsuit focuses on the same public statements as the shareholder derivative suit described above. On September 15, 2022, the parties jointly agreed to and filed a stipulation to stay the proceeding pending resolution of the motion to dismiss in the securities law matters described in the second paragraph of this section. The Court has not yet entered the order. We intend to vigorously defend against these claims. Although there can be no assurance as to the outcome, we do not believe these claims have merit. The potential monetary relief, if any, is not probable and cannot be estimated at this time; accordingly, we have not recorded a liability for this matter.
12.RELATED PARTIES
Ledger Holdings Pty Ltd, a company associated with a former non-executive director of the Company was paid $41,667 during the nine months ended September 30, 2021 for services related to business development activities. These fees and associated payments were included in the former director’s remuneration. Effective June 1, 2021, the director's term ended. We have no other significant or material related party transactions during the periods presented.
13.SUBSEQUENT EVENTS
In October 2022, Piedmont was selected for a $141.7 million grant from the U.S. Department of Energy’s (“DOE”) Office of Manufacturing and Energy Supply Chains and Office of Energy Efficiency and Renewable Energy under the Bipartisan Infrastructure Law—Battery Materials Processing and Battery Manufacturing to expand domestic manufacturing of batteries for electric vehicles and for materials and components currently imported from other countries. The grant funding is specifically for the construction of our Tennessee Lithium project. The final details of the project grant are subject to negotiations. The grant will not be final until Piedmont and the DOE have agreed to the specific terms of the grant. Once the terms have been finalized, funding of the grant will remain subject to satisfaction of conditions set forth in those terms.
***

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
Cautionary Note to Investors
In the U.S., we are governed by the Exchange Act, including Regulation S-K, Subpart 1300 (“S-K 1300”) thereunder. Sayona and Atlantic Lithium, however, are not governed by Exchange Act and from time to time report estimates of “measured,” “indicated” and “inferred” mineral resources as such terms are used in the 2012 Edition of the Australasian Code for Reporting of Exploration Results, Mineral Resources and Ore Reserves (“JORC Code”). In March 2022, our partner, Atlantic Lithium, published a JORC Code mineral resource estimate update for the Ewoyaa project. Also in March 2022, our partner, Sayona, published a JORC Code mineral resource estimate update for the Authier and North American Lithium projects. Although S-K 1300 and the JORC Code have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, they at times embody different approaches or definitions. Consequently, investors are cautioned that public disclosures by Sayona, Atlantic Lithium, or us of measures prepared in accordance with the JORC Code may not be comparable to similar information made public by companies subject to S-K 1300 and the other reporting and disclosure requirements under the U.S. federal securities laws and the rules and regulations thereunder.
Executive Overview
Piedmont Lithium is a U.S., development stage company advancing a multi-asset, integrated lithium business in support of a clean energy economy and America’s national energy security. We plan to supply lithium hydroxide to the electric vehicle and battery manufacturing supply chains in North America by processing spodumene concentrate produced from assets we own or in part. Our projects include our Carolina Lithium and Tennessee Lithium projects in the southeastern U.S. and strategic investments in lithium assets in Canada and Ghana. Subject to obtaining permits and approvals, we plan to bring spodumene concentrate production online in 2023 (Quebec) and 2024 (Ghana), lithium hydroxide production online in 2025 (Tennessee), and our integrated spodumene-to-hydroxide project in 2026 (North Carolina). Our investments in Canada should provide the opportunity for near-term revenue through production and offtake of spodumene concentrate. Offtake agreements from our international investments are expected to supply spodumene concentrate to our Tennessee Lithium project for conversion to lithium hydroxide, while our proposed Carolina Lithium project is a fully integrated spodumene-to-hydroxide operation in North Carolina. These diversified operations should enable us to have a pivotal role in supporting America’s energy independence and the electrification of transportation and energy storage.
Strategy
Our goal is to become a leading producer of lithium hydroxide in North America, supplied by geographically diverse and sustainable spodumene mineral resources. American demand for large vehicles and the custom of driving relatively long distances, combined with automakers’ plans for and commitments to electric vehicle production, should continue to expand the demand for North American lithium hydroxide. We believe our global portfolio of hard rock lithium assets should support a level of estimated lithium hydroxide production that will dramatically expand current production in North America.
We believe spodumene concentrate represents the lowest-risk and most commercially scalable raw material source for the production of lithium hydroxide. Our plan to produce battery-grade lithium hydroxide from spodumene concentrate will use the innovative Metso:Outotec alkaline pressure leach process combined with a number of processes commonly used in the lithium industry today. As part of our strategy, we will continue to evaluate opportunities to further expand our resource base and production capacity.
Together with our foreign investments, we have four key capital projects that are being developed on a measured timeline to provide the potential for both near-term cash flow and long-term value maximization. At production, we expect to have an estimated lithium hydroxide manufacturing capacity of 60,000 metric tons per year, compared to the current total estimated U.S. production capacity of

15,000 metric tons per year. This expected lithium hydroxide conversion capacity is supported by production and offtake rights of approximately 500,000 metric tons of spodumene concentrate per year.
Developing an Integrated Lithium Production Business—Key Projects
Quebec
Piedmont Lithium owns an equity interest of 25% in Sayona Quebec, which owns full interests in North American Lithium, the Authier Lithium project, and the Tansim Lithium project. These projects are located in the Abitibi region of Quebec, Canada. Additionally, we own an equity interest of approximately 14% in Sayona Mining, which is the parent company of Sayona Quebec, and we hold an offtake agreement for the greater of 113,000 metric tons or 50% of spodumene concentrate production at market prices, subject to a price floor of $500 per metric ton and a price ceiling of $900 per metric ton, from Sayona Quebec on a life-of-mine basis.
The restart of North American Lithium is proceeding as construction, procurement, recruitment, permit transfers and approvals, and other restart activities are well advanced, and most major equipment and machinery items required for the restart are currently onsite. The majority of operational leadership has been hired, and a 4-year mining contract has been awarded for the operation of North American Lithium’s open pit. While potential delays in restart activities could defer the start date of production, we expect North American Lithium to begin spodumene concentrate production in the first half of 2023.
Depending upon the successful commencement of production and ability to produce 6% spodumene concentrate, shipments of spodumene concentrate from North American Lithium could commence in 2023, resulting in initial revenue generation from the operation as well as the resale of product received through Piedmont Lithium’s offtake agreement with Sayona Quebec.
In addition to spodumene mining and concentrate production, the North American Lithium complex also includes a partially completed lithium carbonate refinery, which was developed by a prior operator of the project. Sayona Quebec recently announced the commencement of a prefeasibility study for the completion of this facility. Study results are expected in the first half of 2023.
Further evaluation of the production of lithium carbonate or lithium hydroxide in Quebec may follow completion of the prefeasibility study. In order for Sayona Quebec to proceed with the construction and operation of a lithium carbonate conversion plant or lithium hydroxide conversion plant, approvals are required from both Piedmont Lithium and Sayona.
Ghana
We own an equity interest of approximately 9% in Atlantic Lithium and have the ability to earn a 50% equity interest in Atlantic Lithium’s spodumene projects in Ghana. This agreement includes an offtake agreement for 50% of annual production at market prices on a life-of-mine basis. The Ewoyaa project is Atlantic Lithium’s flagship project in the Cape Coast region of Ghana, approximately 70 miles via a national highway to a major port, and is key for transporting spodumene concentrate to our planned Tennessee Lithium plant for conversion to lithium hydroxide.
In September 2022, Atlantic Lithium announced the successful completion of a prefeasibility study for the Ewoyaa project, demonstrating a production target of approximately 255,000 metric tons per year of SC6 over a 12.5-year mine life from ore reserves of 18.9 million tons at a grade of 1.24% Li2O. As part of the study, capital expenditures are estimated to be approximately $125 million.
In October 2022, Atlantic Lithium announced it had submitted the mining license application for the Ewoyaa project to the Minerals Commission of Ghana. We expect construction of the mine and concentrator to begin in 2023 and production of spodumene concentrate to begin in 2024, subject to the receipt of the mining license, approval of environmental studies, and other statutory requirements.
Tennessee Lithium
Tennessee Lithium (previously referred to as LHP-2) is expected to be a world-class lithium hydroxide production facility located within McMinn County in Etowah, Tennessee. With first production targeted by the end of 2025, the facility is expected to produce 30,000 metric tons per year of lithium hydroxide, doubling the current estimated U.S. production capacity of 15,000 metric tons per year. The plant is expected to be one of the most sustainable lithium hydroxide operations in the world and among the first to use the innovative Metso:Outotec technology.
In October 2022, Piedmont Lithium was selected for a $141.7 million grant from the DOE to expand domestic manufacturing of batteries for electric vehicles and the electrical grid and for materials and components currently imported from other countries. The funding will support the construction of our Tennessee Lithium project, which has an estimated cost of approximately $600 million. We expect Tennessee Lithium to create approximately 120 new, direct jobs.
On October 31, 2022, Piedmont Lithium submitted its construction and operating conditional major non-Title V air permit application for the its Tennessee Lithium project to the Tennessee Department of Environment and Conservation.
In September 2022, Piedmont Lithium announced the award of a front-end engineering design (“FEED”) contract to Kiewit Corporation, a leading U.S. based Engineer, Procure, and Construct (“EPC”) firm, and Primero Group, an EPC firm specialized in lithium projects. We expect FEED, which commenced shortly after the contract award, to be completed in the first half of 2023. Permit applications for Tennessee Lithium are progressing, and subject to receipt of all material required permits as well as the completion of FEED and project financing, we expect to sign an EPC contract for the construction of Tennessee Lithium. Contingent upon the timely receipt and completion of items discussed above, we expect to begin construction in 2023 with first production of lithium hydroxide targeted by the end of 2025.
Carolina Lithium
Our fully-integrated Carolina Lithium project (“Carolina Lithium”) is a development stage, hard rock lithium project located within the Carolina Tin-Spodumene Belt and in close proximity to lithium and byproduct markets. Carolina Lithium is expected to consist of a mining operation, concentrator, and lithium hydroxide conversion plant. A feasibility study completed in December 2021 estimated a project capital investment requirement of approximately $1 billion. The project is expected to produce 30,000 metric tons of lithium hydroxide per year. Given the quality of this asset, integration of the operation, strong infrastructure, and proximity to lithium and byproduct markets, we believe Carolina Lithium should enable us to be one of the lowest cost producers in the world.
We are currently engaged in permitting activities with state and local representatives for Carolina Lithium. Our goal is to obtain the necessary permits and rezoning in 2023, commence construction in 2024, and begin production of lithium hydroxide in 2026. A Prevention of Significant Deterioration – Title V Air Permit application has been submitted and is under review by the North Carolina Division of Air Quality for the Carolina Lithium project. Piedmont Lithium has until January 2023 to respond to North Carolina Division of Energy, Minerals, Land, and Resources second additional information request; which progresses the mine permit application.
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
There have been no material changes in the significant accounting policies followed by us during the nine months ended September 30, 2022 from those disclosed in our Transition Report for the six-month period ended December 31, 2021.
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
Loss from Equity Investments in Unconsolidated Affiliates
Loss from equity investments in unconsolidated affiliates reflects our proportionate share of the net loss resulting from our investments in Sayona, Sayona Quebec and Atlantic Lithium. These investments are recorded under the equity method and adjusted each period, on a one-quarter lag, for our share of each investee’s loss. Our equity method investments are an integral and integrated part of our ongoing operations. We have determined this justifies a more meaningful and transparent presentation of our proportional share of income in our equity method investments as a component of our loss from operations. In the third quarter of 2022, we reclassified our share of loss in equity method investments to operating income for all periods presented. See Note 3—Equity Investments in Unconsolidated Affiliates for further discussion.
Other Income (Expense)
Other income (expense) consists of interest income (expense), foreign currency exchange gain (loss), and gain on dilution of equity investments in unconsolidated affiliates. Interest income consists of interest earned on our cash and cash equivalents. Interest expense consists of interest incurred on long-term debt related to noncash acquisitions of mining interests financed by the seller as well as interest incurred for lease liabilities. Foreign currency exchange gain (loss) relates to our foreign bank accounts and marketable securities denominated in Australian dollars. Gain on dilution of equity investments in unconsolidated affiliates relates to our reduction in ownership of Sayona and Atlantic Lithium due to their issuance of additional shares through public offerings and employee stock compensation grants.

Results of Operations
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Exploration and mine development costs	$434,177	$5,563,028	$(5,128,851)	(92.2)%
General and administrative expenses	7,160,482	4,818,647	2,341,835	48.6%
Total operating expenses	7,594,659	10,381,675	(2,787,016)	(26.8)%
Loss from equity investments in unconsolidated affiliates	(2,002,617)	(410,538)	(1,592,079)	387.8%
Loss from operations	(9,597,276)	(10,792,213)	1,194,937	(11.1)%
Other income (expense)	29,684,376	(69,146)	29,753,522	*
Tax expense	3,422,219	—	3,422,219	100.0%
Net income (loss)	$16,664,881	$(10,861,359)	$27,526,240	(253.4%)
__________________________
* Not meaningful.
Exploration and Mine Development Costs
Carolina Lithium entered the development stage in December 2021. As such, direct costs incurred in the three and nine months ended September 30, 2022 were capitalized and recorded to “Property, plant, and mine development, net” in our consolidated balance sheets. Direct costs incurred in the three months ended September 30, 2021 were recorded to “Exploration and mine development costs” in our consolidated statements of operations.
Exploration and mine development costs decreased $5.1 million, or 92.2%, to $0.4 million in the three months ended September 30, 2022 compared to $5.6 million in the three months ended September 30, 2021. The decrease was primarily due to the capitalization of direct costs totaling $2.7 million during the three months ended September 30, 2022, as discussed above.
Excluding the impact of capitalizing direct costs of $2.7 million in the three months ended September 30, 2022, exploration and mine development costs decreased $2.4 million, or 42.8%, to $3.2 million in the three months ended September 30, 2022 compared to $5.6 million in the three months ended September 30, 2021. The decrease in costs was primarily driven by a decline in engineering, drilling and metallurgical testwork activities, partially offset by an increase in employee compensation expenses related to additional headcount in the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
General and Administrative Expenses
General and administrative expenses increased $2.3 million, or 48.6%, to $7.2 million in the three months ended September 30, 2022 compared to $4.8 million in the three months ended September 30, 2021. The increase in general and administrative expenses was primarily driven by an increase in employee compensation costs associated with the hiring of additional management and support staff at our headquarters in Belmont, North Carolina. Stock-based compensation expense was $1.1 million and $0.5 million in the three months ended September 30, 2022 and September 30, 2021, respectively.
Loss from Equity Investments in Unconsolidated Affiliates
Loss from equity investments in unconsolidated affiliates was $2.0 million in the three months ended September 30, 2022 compared to $0.4 million in the three months ended September 30, 2021. The loss reflects our proportionate share of the net loss resulting from our investments in Sayona, Sayona Quebec, and Atlantic Lithium. Due to the timing of our equity investment in Atlantic Lithium, we did not have income or loss from this equity investment in the three months ended September 30, 2021.
Other Income (Expense)
Other income was $29.7 million in the three months ended September 30, 2022 compared to other expense of less than $0.1 million in the three months ended September 30, 2021. The vast majority of the increase was due to our gain on dilution in equity method investments, specifically Sayona, of $29.4 million in the three months ended September 30, 2022 and to a lesser extent an increase in interest income of $0.4 million in the three months ended September 30, 2022 compared to September 30, 2021.

Income Tax Expense
Income tax expense was $3.4 million for the three months ended September 30, 2022 compared to $0 in the three months ended September 30, 2021. The increase was mostly related to deferred tax expense of $7.4 million recorded on the gain on dilution of equity method investments of $29.4 million in the three months ended September 30, 2022, partially offset by a $4.0 million tax benefit for a release in valuation allowance against certain deferred tax assets in the three months ended September 30, 2022.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Exploration and mine development costs	$1,484,889	$12,865,364	$(11,380,475)	(88.5)%
General and administrative expenses	20,199,852	11,506,078	8,693,774	75.6%
Total operating expenses	21,684,741	24,371,442	(2,686,701)	(11.0)%
Loss from equity investments in unconsolidated affiliates	(6,547,499)	(475,164)	(6,072,335)	*
Loss from operations	(28,232,240)	(24,846,606)	(3,385,634)	13.6%
Other (expense) income	29,583,405	(223,763)	29,807,168	*
Tax expense	3,422,219	—	3,422,219	100.0%
Net loss	$(2,071,054)	$(25,070,369)	$22,999,315	(91.7%)
__________________________
* Not meaningful.
Exploration and Mine Development Costs
For purposes discussed above, direct exploration and mine development costs related to development stage projects incurred in the nine months ended September 30, 2022 were capitalized and recorded to “Property, plant, and mine development, net” in our consolidated balance sheets. Direct costs incurred in the nine months ended September 30, 2021 were recorded as expense to “Exploration and mine development costs” in our consolidated statements of operations.
Exploration and mine development costs decreased $11.4 million, or 88.5%, to $1.5 million in the nine months ended September 30, 2022 compared to $12.9 million in the nine months ended September 30, 2021. The decrease was primarily due to the capitalization of direct costs totaling $7.9 million in the nine months ended September 30, 2022.
Excluding the impact of capitalizing direct costs of $7.9 million noted above, costs decreased $3.5 million, or 26.9%, to $9.4 million in the nine months ended September 30, 2022 compared to $12.9 million in the nine months ended September 30, 2021. The decrease in costs was primarily driven by a decline in drilling and engineering activities, partially offset by an increase in engineering, permitting activities and an increase in employee compensation expenses related to additional headcount in then the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
General and Administrative Expenses
General and administrative expenses increased $8.7 million, or 75.6%, to $20.2 million in the nine months ended September 30, 2022 compared to $11.5 million in the nine months ended September 30, 2021. The increase in general and administrative expenses was primarily due to increased professional fees, including legal and accounting services, consulting services, and insurance expense as we became subject to U.S. public company requirements as part of the Redomiciliation. Employee compensation costs also contributed to higher general and administrative expenses due to the hiring of additional management and support staff at our headquarters in Belmont, North Carolina. Stock-based compensation expense was $2.5 million and $1.1 million in the nine months ended September 30, 2022 and September 30, 2021, respectively.
Loss from Equity Investments in Unconsolidated Affiliates
Loss from equity investments in unconsolidated affiliates, was $6.5 million in the nine months ended September 30, 2022 compared to $0.5 million in the nine months ended September 30, 2021. The loss reflects our proportionate share of the net loss resulting from our investments in Sayona, Sayona Quebec, and Atlantic Lithium. For purposes discussed above, we did not have income or loss from our equity investment in Atlantic Lithium in the nine months ended September 30, 2021. We had only one quarter of income or loss from our equity investment in Sayona Quebec in the nine months ended September 30, 2021.
Other Income (Expense)
Other income increased $29.8 million to income of $29.6 million in the nine months ended September 30, 2022 compared to $0.2 million of expense in the nine months ended September 30, 2021. The increase was mostly due to our gain on dilution of equity method investments of $29.4 million in the nine months ended September 30, 2022 and to a lesser extent an increase in interest income of $0.4 million in the nine months ended September 30, 2022 compared to September 30, 2021.
Income Tax Expense
Income tax expense was $3.4 million for the nine months ended September 30, 2022 compared to $0 in the nine months ended September 30, 2021. The increase was primarily related to deferred tax expense of $7.4 million recorded on the gain on dilution of equity method investments of $29.4 million in the nine months ended September 30, 2022, partially offset by a $4.0 million deferred tax benefit for a release in valuation allowance against certain deferred tax assets in the nine months ended September 30, 2022.
Liquidity and Capital Resources
Overview
As of September 30, 2022, we had cash and cash equivalents of $117.6 million compared to $64.2 million as of December 31, 2021. As of September 30, 2022, our cash balances held in the U.S. totaled $116.1 million, or 98.8%, and the remaining $1.5 million, or 1.2%, of our cash balances were held in Australia. Our cash balances in Australia can be repatriated to the U.S. with inconsequential tax consequences.
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
In October 2022, Piedmont Lithium was selected for a $141.7 million grant from the DOE Office of Manufacturing and Energy Supply Chains and the Office of Energy Efficiency and Renewable Energy under the Bipartisan Infrastructure Law—Battery Materials Processing and Battery Manufacturing to expand domestic manufacturing of batteries for electric vehicles and components currently imported from other countries. Funding from the grant is solely in support for the construction our Tennessee Lithium project, which is estimated to cost approximately $600 million.
Our primary uses of cash during the nine months ended September 30, 2022 consisted of: (i) equity investments in Sayona Quebec mainly for the operational restart of North American Lithium totaling $13.0 million; (ii) purchases of real property and associated mining interests of $15.7 million and exploration and development expenditures of $5.1 million for Carolina Lithium; (iii) advances to Atlantic Lithium for exploration and evaluation activities related to phase one of the Ewoyaa project totaling $9.8 million; and (iv) working capital. As of September 30, 2022, we had working capital of $113.7 million.
As of September 30, 2022, we had long-term debt of $0.2 million, net of the current portion of $0.5 million, related to seller financed debt, as discussed above.
In March 2022, we issued 2,012,500 shares of our common stock at $65.00 per share for $130.8 million. We received cash proceeds of $122.1 million, which is net of $8.7 million in share issuance costs associated with the U.S. public offering under our shelf registration statement. As of September 30, 2022, we had $369.2 million remaining under our shelf registration statement, which expires on September 24, 2024.

Outlook
We expect our current cash balances to fund cash expenditures in the fourth quarter of 2022 and fiscal year 2023 primarily related to: (i) continued equity investments in Sayona Quebec primarily for the restart of North American Lithium, (ii) continued cash advances to Atlantic Lithium for phase one of the Ewoyaa project, (iii) real property acquisition costs and engineering and permitting activities associated with our Tennessee Lithium project, (iv) real property and associated mineral rights acquisition costs and continued permitting, engineering and testing activities associated with our Carolina Lithium project, and (v) working capital requirements.
As we progress our projects in accordance with our strategic timeline, we expect to incur certain additional cash expenditures in 2023, which will require additional equity or debt financing. These additional cash expenditures primarily relate to: (i) funding of phase two of the Ewoyaa project and (ii) the purchase of long-lead equipment which is likely to occur in the first half of 2023 and the beginning of construction in the second half of 2023 for our Tennessee Lithium project. These additional cash expenditures are dependent upon reaching certain milestones such as completion of a definitive feasibility study and the decision to proceed with phase two of the Ewoyaa project as well as obtaining certain permits and approvals for the Tennessee Lithium project. As we approach construction decisions for our lithium projects, we will evaluate various project financing options, including possible strategic partnering opportunities. We will also require approval from our Board of Directors prior to proceeding with these additional cash expenditures.
As of September 30, 2022, we had entered into land acquisition contracts in North Carolina totaling $40.8 million, of which we expect to close and fund $3.5 million throughout the remainder of 2022, $20.2 million in 2023, $15.6 million in 2024, and $1.5 million in 2025. These amounts do not include closing costs such as attorney’s fees, taxes and commissions. We are not obligated to exercise our land option agreements, and we are able to cancel our land acquisition contracts, at our option and with de minimis cancellation costs, during the contract due diligence period. Certain land option agreements and land acquisition contracts become binding upon commencement of construction for Carolina Lithium.
We believe our current cash balances are sufficient to fund our cash requirements for at least the next 12 months. In the event costs were to exceed our planned expenditures, we will reduce or eliminate current and/or planned discretionary spending. If further reductions are required, we will reduce certain non-discretionary expenditures.
We have submitted loan applications to the Advanced Technology Vehicles Manufacturing Loan Program (“ATVM”) of the Loan Programs Office of the DOE for potential funding of program eligible capital costs associated with a concentrator and lithium hydroxide conversion facilities for our proposed Carolina Lithium project and a lithium hydroxide conversion facility for our proposed Tennessee Lithium project. We cannot be certain that our loan applications will be approved or will have terms acceptable to us. Additionally, our eligibility for an ATVM loan for our Tennessee Lithium project may be reduced as a result of our award of the DOE $141.7 million grant for the same project.
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

Cash Flows
The following table is a condensed schedule of cash flows provided as part of the discussion of liquidity and capital resources:

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(22,041,466)	$(21,988,447)
Net cash used in investing activities	(45,794,340)	(81,293,071)
Net cash provided by financing activities	121,179,738	114,297,676
Net increase in cash and cash equivalents	$53,343,932	$11,016,158
Cash Flows from Operating Activities
Operating activities used $22.0 million and $22.0 million in the nine months ended September 30, 2022 and 2021, respectively, resulting in an increase in cash used in operating activities of $0.1 million. The increase in cash used in operating activities was primarily due to changes in working capital totaling $4.1 million, partially offset by a decrease in net loss adjusted for noncash items of $4.0 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Cash Flows from Investing Activities
Investing activities used $45.8 million and $81.3 million in the nine months ended September 30, 2022 and 2021, respectively, resulting in a decrease in cash used in investing activities of $35.5 million. The decrease in cash used in investing activities was mainly due to a decrease in equity investments in Sayona for purchases of Sayona’s common stock totaling $17.4 million, Sayona Quebec primarily for the restart of North American Lithium totaling $11.5 million, and Atlantic Lithium totaling $15.9 million. These decreases were partially offset by increases in cash advances to Atlantic Lithium for exploration and evaluation activities for phase one of the Ewoyaa project totaling $9.8 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Cash Flows from Financing Activities
Financing activities provided $121.2 million and $114.3 million in the nine months ended September 30, 2022 and 2021, respectively, resulting in an increase in cash of $6.9 million. The increase in cash from financing activities was mainly due to a $7.3 million increase in net cash proceeds from issuances of our common stock and cash exercises of stock options in the nine months ended September 30, 2022 compared to September 30, 2021. The increase in cash was partially offset by an increase in debt payments totaling $0.4 million.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Our market risks have not changed significantly from those disclosed in our Transition Report for the six-month period ended December 31, 2021.

Item 4.    Controls and Procedures.
Our management, under supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer and Principal Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2022. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2022, we implemented a new accounts payable workflow system and a new enterprise resource planning (“ERP”) system, which replaced our existing core financial systems, resulting in changes to our financial close processes and procedures. As a result of the implementation, certain internal controls over financial reporting were automated, modified or implemented. While we believe the new accounts payable workflow system and ERP system will enhance our internal controls over financial reporting, there are inherent risks in implementing any new system, and we will continue to evaluate these control changes as part of our assessment of control design and effectiveness throughout 2022.
There were no other changes in internal control over financial reporting identified in the evaluation for the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 11 of the unaudited consolidated financial statements contained in this report and is incorporated herein by reference.
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

We will need to improve our financial and operational systems to manage our growth effectively and support our future manufacturing operations, and an inability to do so could harm our business and results of operations.
To manage our growth and support our future manufacturing operations, we will need to upgrade our operational and financial systems and procedures, which requires management time and may result in significant additional expense. In 2022, we replaced our legacy ERP system in order to improve controls over financial reporting and accommodate our expanding operations. We cannot be certain that we will institute, in a timely or efficient manner or at all, the improvements to our managerial, operational and financial systems and procedures necessary to support our anticipated increased levels of operations. Problems associated with, or disruptions resulting from, any improvement or expansion of our operational and financial systems could adversely affect our relationships with our suppliers and customers, inhibit our ability to expand or take advantage of market opportunities, cause harm to our reputation, result in errors in our financial and other reporting, and affect our ability to maintain an effective internal control environment and meet our external reporting obligations, any of which could harm our business and operating results and affect our stock price.

If we do not satisfy the terms of our U.S. Department of Energy grant, we may not receive the entire amount of the grant we were awarded.
We have been awarded a $141.7 million grant under the Bipartisan Infrastructure Law and the expansion of domestic manufacturing of batteries for electric vehicles initiative with the DOE. As part of the Company’s selection for this DOE funding, Piedmont Lithium has been invited to negotiate the specific terms of the grant, including timing and any co-funding. The final details of the project grant are subject to these negotiations. The grant will not be final until Piedmont Lithium and the DOE have agreed to the specific terms of the grant. Once the terms have been finalized, funding of the grant will remain subject to satisfaction, from time to time, of conditions and financial reporting requirements set forth in those terms. If we are unable to meet the obligation of the grant, we will be unable to take advantage of the entire award, and could become ineligible for continued participation in the program. We cannot assure that all of the future requirements under the Grant will be satisfied and/or the contract will not be terminated prior to receiving all of the proceeds.
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

Piedmont Lithium Inc.
(Registrant)

Date: November 4, 2022	By:	/s/ Michael White
Michael White
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)