Form 10-Q/A
period 2022-09-30
Piedmont Lithium Inc.
filed 2023-02-21
CIK 1728205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Piedmont Lithium Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (the “Original Form 10-Q”), with the U.S. Securities and Exchange Commission (the “SEC”) on November 4, 2022. The Company is filing this Amendment No. 1 to the Original Form 10-Q (this “Form 10-Q/A”) solely to remove certain disclosures referencing our Equity Method Investees’ prefeasibility study results that were not prepared in accordance with Item 1300 of Regulation S-K. This amendment solely relates to, and replaces, all information previously included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Except as described above, no other changes have been made to the Original Filing, and this Form 10-Q/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. Except as described below, this Form 10-Q/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.
Except as described above, this Amendment No. 1 does not amend, update or change any other information set forth in the Original Form 10-Q (including in the unaudited consolidated financial statements included therein) and does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the Securities and Exchange Commission. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and a signature page and the exhibits filed herewith.

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

Piedmont Lithium Inc.
(Registrant)

Date: February 17, 2023	By:	/s/ Michael White
Michael White
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)