Form 10-K
period 2022-12-31
Piedmont Lithium Inc.
filed 2023-03-01
CIK 1728205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________
Commission File Number 001-38427
___________________________________________________________
Piedmont Lithium Inc.
(Exact name of Registrant as specified in its Charter)
_________________________________________________________________________________________

Delaware	36-4996461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
42 E Catawba Street Belmont, North Carolina	28012
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (704) 461-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.0001 par value per share	PLL	The Nasdaq Capital Market
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒
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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐	Smaller reporting company	☐

☐ If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act.
☒ Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐ If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐ Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐ Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
As of June 30, 2022, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (based on the closing price of the registrant's common shares on the Nasdaq Stock Market for June 29, 2022) was approximately $646,432,242. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.
As of February 24, 2023, there were 19,182,063 shares of the Registrant’s common stock outstanding.

Item 1.    BUSINESS
Overview
Piedmont Lithium Inc. (“Piedmont Lithium,” “we,” “us,” “our,” “Company”) is a development stage company advancing a multi-asset, integrated lithium business in support of a clean energy economy and United States (“U.S.” or “America”) and global energy security. We plan to supply lithium hydroxide to the electric vehicle and battery manufacturing supply chains in North America by processing spodumene concentrate produced from assets we own or in which we have an economic interest. Our portfolio of projects includes our proposed Tennessee Lithium Project and our proposed, fully-integrated Carolina Lithium Project, which are currently under development in the southeastern U.S., and our strategic investments in lithium assets in Quebec, Canada and Ghana, West Africa.
We currently expect spodumene concentrate production to come online in Quebec in the first half of 2023 and first commercial shipments are anticipated in the third quarter of 2023. Subject to obtaining permits, approvals, and financing, we plan to obtain spodumene concentrate through our offtake agreement in Ghana beginning in late 2024 or 2025, produce lithium hydroxide in Tennessee beginning in 2025 or 2026, and to produce spodumene concentrate and lithium hydroxide in North Carolina beginning in 2026 or 2027.
Piedmont Lithium is incorporated in the State of Delaware. We maintain executive offices at 42 E. Catawba Street, Belmont, NC, 28012, and our telephone number is (704) 461-8000. Our website address is www.piedmontlithium.com. Shares of our common stock, par value $0.0001 per share, are traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol “PLL” and our chess depository interests (“CDIs”), each representing 1/100th of a share of our common stock, are traded on the Australian Securities Exchange (“ASX”), also under the symbol “PLL.”
Change in Fiscal Year End
Effective January 1, 2022, we changed our fiscal year end from June 30 to December 31. The six-month period from July 1, 2021 to December 31, 2021, served as a transition period. Our fiscal year for 2022 commenced on January 1, 2022, and ended on December 31, 2022. See our Transition Report on Form 10-KT (“Transition Report”) filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2022. References to years ended prior to December 31, 2021, are for a twelve-month period ended June 30.
Foreign Currencies
Our consolidated financial statements have been presented in our reporting currency, U.S. dollars. Prior to June 30, 2020, our functional currency was the Australian dollar. The change in functional currency was triggered by our increased exposure to the U.S. dollar and our expectation that future operating and capital costs will be predominantly in U.S. dollars. The change in functional currency was applied prospectively from June 30, 2020, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).
Gains and losses arising from translations or settlements of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency translation adjustments resulting from the change in functional currency are included in “Other comprehensive income (loss), net of tax,” and gains and losses resulting from foreign currency transactions are presented in “Foreign currency translation adjustments” in the consolidated financial statements.
Unless otherwise indicated, all references to “$” are to U.S. dollars, all references to “AUD” are to Australian dollars, and all references to “CAD” are to Canadian dollars.
Redomiciliation
The Company acquired all of the issued and outstanding ordinary shares of Piedmont Lithium Pty Ltd (formerly named Piedmont Lithium Limited) (“Piedmont Australia”), our Australian predecessor and now a wholly-owned subsidiary, pursuant to a Scheme of Arrangement under Australian law, which was approved by Piedmont Australia’s shareholders on February 26, 2021, and the Federal Court of Australia on May 5, 2021 (collectively referred to as “Redomiciliation”). As part of the Redomiciliation, we changed our place of domicile from Australia to the State of Delaware in the U.S., effective May 17, 2021.
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
Our Segment
We have one operating segment, which is also our reportable segment. Our chief operating decision maker, who is also our Chief Executive Officer (“CEO”), manages our operations on a consolidated basis for purposes of allocating resources.
Strategy
Our strategic goal is to become a leading producer of lithium hydroxide in North America, supplied by geographically diverse and sustainable spodumene assets. North American demand for large vehicles and the custom of driving relatively long distances, combined with automakers’ plans for and commitments to electric vehicle production, should continue to expand the demand for North American manufactured lithium hydroxide. We believe our global portfolio of hard rock lithium assets should support a level of estimated lithium hydroxide production that will dramatically increase current production of lithium hydroxide in North America.
Our plan is to produce battery-grade lithium hydroxide from spodumene concentrate. We believe spodumene concentrate represents the lowest-risk and most commercially scalable raw material source for the production of lithium hydroxide. Within our production process, we expect to use the innovative Metso:Outotec alkaline pressure leach process (“Metso:Outotec Pressure Leach Technology”) as well as a number of manufacturing processes commonly used in the lithium industry today. We plan, as part of our sustainability goals within our overall environmental, social and governance (“ESG”) strategy, to develop our greenfield operations in Tennessee and North Carolina as two of the most sustainable lithium hydroxide production operations in the world.
Our portfolio of projects and strategic equity investments are being developed on a measured timeline to provide the potential for both near-term cash flow and long-term value maximization. At production, we expect to have an estimated lithium hydroxide manufacturing capacity of 60,000 metric tons per year, as compared to the current total estimated U.S. lithium hydroxide production capacity of 15,000 metric tons per year. In support of our strategy, we continue to evaluate opportunities to further expand our resource base and production capacity.
Developing an Integrated Lithium Production Business—Key Projects
Quebec
Piedmont Lithium owns an equity interest of 25% in Sayona Quebec Inc. (“Sayona Quebec”), which owns full interests in North American Lithium (“NAL”), the Authier Lithium Project, and the Tansim Lithium Project. These projects are located in the Abitibi region of Quebec, Canada. Additionally, we own an equity interest of approximately 14% in Sayona Mining Limited (“Sayona Mining”), which in turn owns 75% of Sayona Quebec. We also hold an offtake agreement with Sayona Quebec for the greater of 113,000 metric tons per year or 50% of spodumene concentrate production at market prices, subject to a price floor of $500 per metric ton and a price ceiling of $900 per metric ton, on a life-of-mine basis.
The restart of NAL is proceeding as the necessary permits have been transferred or acquired, all operational leadership has been hired, a four-year mining contract has been awarded for the operation of NAL’s open pit mine, and initial commissioning activities have commenced. While potential delays in restart activities could defer the start date of production, we expect NAL to begin spodumene concentrate production in the first half of 2023.
Depending upon the successful commencement of production and ability to produce nominal 6% spodumene concentrate, shipments of spodumene concentrate from NAL could commence in 2023. We have entered into offtake agreements with two customers to provide them with spodumene concentrate from NAL. Both of these offtake agreements contain market-based pricing mechanisms.
In addition to spodumene mining and concentrate production, NAL’s complex also includes a partially completed lithium carbonate facility, which was developed by a prior operator of NAL. In the event Piedmont Lithium and Sayona Mining decide to jointly construct and operate a lithium conversion plant through their jointly-owned entity, Sayona Quebec, then spodumene concentrate produced from NAL would be preferentially delivered to that conversion plant upon commencement of conversion operations. Any remaining spodumene concentrate not delivered to a jointly-owned conversion plant would first be delivered to Piedmont Lithium up to our offtake right and then to third parties.
Sayona Quebec previously announced the commencement of a prefeasibility study for the completion NAL’s lithium carbonate facility. Study results are expected in the first half of 2023. Further evaluation of the production of lithium carbonate or lithium hydroxide in Quebec may follow completion of the prefeasibility study. For Sayona Quebec to proceed with the construction and operation of a lithium carbonate conversion plant or lithium hydroxide conversion plant, approvals are required from both Piedmont Lithium and Sayona Mining.
Ghana
We own an equity interest of approximately 9% in Atlantic Lithium Limited (“Atlantic Lithium”) and have the ability to earn a 50% equity interest in Atlantic Lithium’s spodumene projects in Ghana, West Africa. This interest includes an offtake agreement for 50% of annual production of spodumene concentrate from the Ewoyaa Lithium project (“Ewoyaa”), at market prices on a life-of-mine basis. Ewoyaa is Atlantic Lithium’s flagship project in the Cape Coast region of Ghana and located approximately 70 miles from a major port via a national highway. We anticipate the development of the Ewoyaa project to be key for delivering spodumene concentrate to our planned Tennessee Lithium plant for conversion to lithium hydroxide.
In September 2022, Atlantic Lithium announced the successful completion of a prefeasibility study for Ewoyaa, demonstrating the potential of Ewoyaa to produce low-cost spodumene concentrate using a dense medium only processing technique.
In October 2022, Atlantic Lithium announced it had submitted the mining lease application for Ewoyaa to the Minerals Commission of Ghana. Subject to the receipt of the mining lease, approval of environmental studies, and other statutory requirements, construction may begin at Ewoyaa between the end of 2023 and the first half of 2024 with first spodumene concentrate production between the end of 2024 and the first half of 2025.
Tennessee Lithium
Our proposed Tennessee Lithium project (“Tennessee Lithium”) is expected to be a world-class lithium hydroxide production facility located within McMinn County near Etowah, Tennessee. With first production targeted by the end of 2025 or the first half of 2026, the facility is expected to produce 30,000 metric tons per year of lithium hydroxide, doubling the current estimated U.S. production capacity of 15,000 metric tons per year. The plant is expected to be one of the most sustainable lithium hydroxide operations in the world utilizing the innovative Metso:Outotec Pressure Leach Technology. Use of this technology is expected to reduce solid waste, create fewer emissions, lower carbon intensity, and improve capital and operating costs relative to incumbent technologies.
In October 2022, Piedmont Lithium was selected for a $141.7 million grant from the U.S. Department of Energy (“DOE”) to construct Tennessee Lithium. The grant is expected to support project development on a cost-sharing basis. Tennessee Lithium was included among the initial projects funded by the Bipartisan Infrastructure Law to expand domestic manufacturing of batteries for electric vehicles and the electrical grid and for materials and components currently imported from other countries. The grant will not be final until Piedmont Lithium and the DOE have agreed to specific terms and conditions of the grant. Once terms and conditions are finalized, funding of the grant will remain subject to satisfaction of conditions set forth in those terms.
In August 2022, we awarded a front-end engineering design (“FEED”) contract to Kiewit Engineering Group Inc. (“Kiewit”), a leading U.S. based engineer, procure, and construct (“EPC”) firm. Kiewit is working with Primero USA Inc. (“Primero”), an EPC firm specializing in lithium projects. We expect FEED, which commenced shortly after the contract award, to be completed in the first half of 2023. Permit applications for Tennessee Lithium are progressing, and subject to receipt of all material required permits, completion of FEED, and project financing, we expect to sign an EPC contract for the construction of Tennessee Lithium. Contingent upon the timely receipt and completion of items discussed above, we expect to begin construction in 2023 or the first half of 2024 with first production of lithium hydroxide targeted by the end of 2025 or the first half of 2026.
Carolina Lithium
Our proposed, fully-integrated Carolina Lithium project (“Carolina Lithium”) is a development stage, hard rock lithium project located within the Carolina Tin-Spodumene Belt of North Carolina and in close proximity to lithium markets. Carolina Lithium is expected to consist of a mining operation, concentrator, and lithium hydroxide conversion plant. In December 2021, we completed a feasibility study, which estimated a project capital investment requirement of approximately $1 billion, inclusive of potential recovery of byproduct mineral resources. The project is expected to produce 30,000 metric tons of lithium hydroxide per year at full capacity. Due to the expected quality of this hard rock lithium asset, integration of the operation, existing infrastructure, and proximity to lithium and byproduct markets, we believe Carolina Lithium will be one of the lowest cost lithium hydroxide manufacturing operations in the world.
We are currently engaged in permitting activities with state and local agencies for Carolina Lithium. In August 2021, we submitted a mining permit application to the North Carolina Department of Environmental Quality’s (“NCDEQ”) Division of Energy, Minerals, and Land Resources (“DEMLR”). We are currently in the process of responding to additional information requests made by DEMLR in connection with our mining permit application, and we have until May 2023 to respond. A Prevention of Significant Deterioration – Title V Air Permit application has been submitted to the NCDEQ Division of Air Quality and was deemed complete in February 2023.
Our goal in 2023 is to obtain the necessary material state permits for the project. After we receive the requisite permits, we will apply for a rezoning of our project followed by a special use permit from Gaston County, NC. Once we have received the rezoning and special use permit approvals, we expect to commence construction and begin production of lithium hydroxide by the end of 2026 or the first half of 2027.
Strengths
We believe that we are well-positioned to successfully execute our business strategies primarily due to our following competitive strengths:
•U.S.-based company—With our Redomiciliation to the U.S. in 2021, Piedmont Lithium can benefit from America’s policies aimed at supporting growth in the domestic battery supply chain and reducing reliance on foreign nations. These policies include the Inflation Reduction Acts’s (“IRA”) Advanced Manufacturing Production Credit (Section 45X), which is available only to U.S. taxpayers and is expected to provide a credit equal to 10% of annual production costs. The IRA’s Clean Vehicle Tax Credit (Section 30D) for qualifying light electric vehicle purchases requires escalating usage of domestic critical minerals, which we expect to supply. These credits are in addition to the grant and loan opportunities available through the DOE, including our $141.7 million grant selection for Tennessee Lithium and the Advanced Technology Vehicle Manufacturing loan program to which we have applied.
•Potential for near-term production from past-producing assets—Through our equity investment in Sayona Quebec, we established an offtake agreement and successfully acquired an interest in the past-producing NAL operation. Sayona Quebec is actively working toward first production at NAL. We believe NAL will restart spodumene concentrate production in the first half of 2023, begin commercial shipments in the second half of 2023, and achieve full production by the end of 2023 or the first half of 2024.
•Scale and diversification of resources—Today, we own or hold equity investments in three significant spodumene resources located in Quebec, Ghana, and North Carolina. Our Carolina Lithium project is located within the Carolina Tin-Spodumene Belt. Since January 2021, we have made investments in key spodumene resources and have established strategic partnerships with Sayona Mining and Atlantic Lithium. We continue to pursue opportunities to complement our business through additional acquisitions, joint ventures, strategic alliances, and investments.
•Advantageous locations and infrastructure—NAL is located in the Abitibi region of Quebec, a well-established mining district. The region provides access to infrastructure and is geopolitically advantageous. NAL is near the major mining town of Val-d’Or, Quebec, with access to rail, hydropower, and a skilled labor workforce. NAL also has an existing spodumene mine, concentrator and other substantial on-site infrastructure already in place. The Ewoyaa project is located in the Cape Coast region of Ghana with available power infrastructure nearby and direct highway access to Accra (approximately 60 miles). Ewoyaa also is approximately 70 miles from the deep-water Port of Takoradi, providing reasonable transport of spodumene concentrate as the feedstock for our planned Tennessee Lithium operation. Tennessee Lithium is located within the North Etowah Industrial Park in McMinn County, Tennessee. The region is home to a manufacturing workforce as well as power infrastructure, rail, highways, and nearby riverways. Carolina Lithium is well situated in a historical lithium region within the developing Battery Belt. The area features access to road and rail infrastructure, a highly skilled labor force, low-cost and low-carbon sources of baseload grid power, and research and development centers for lithium manufacturing.
•Strategic funding—We are evaluating a variety of funding options to support development objectives aimed at maintaining shareholder value in the capital markets. In February 2023, we received $75 million from LG Chem, Ltd (“LG Chem”) in exchange for common shares in Piedmont Lithium in conjunction with a multi-year spodumene concentrate offtake agreement. We were selected for a $141.7 million DOE grant for Tennessee Lithium, and we have submitted Advanced Technology Vehicle Manufacturing loan applications for both Tennessee Lithium and Carolina Lithium. The grant will not be final until Piedmont Lithium and the DOE have agreed to the specific terms of the grant. Once the terms have been finalized, funding of the grant will remain subject to satisfaction of conditions set forth in those terms. Strategic partnerships, offtake prepayments, mineral royalties, and other opportunities are also being considered to support the development of our projects and equity investments.
•Greenfield opportunities—Tennessee Lithium and Carolina Lithium are being designed as new operations, which offers the opportunity to leverage modern technologies, systems, and procedures. We expect to utilize the innovative Metso:Outotec Pressure Leach Technology to convert spodumene concentrate to lithium hydroxide at both U.S. projects. This technology is expected to provide a relative advantage in capital and operating costs and supports our ESG strategy to create a more sustainable operating profile as compared to other hard rock lithium conversion methods.
•Highly experienced management team—Our leadership team includes professionals with core skills and experience in the management, operations, sales, and marketing of lithium manufacturing. The team has broad backgrounds and a long history of acquiring, developing, financing, and operating mining, energy, lithium, and chemical projects.
Marketing, Sales, and Principal Markets
On July 31, 2020, we entered into a strategic partnership with Ion Carbon & Mineral, LLC to form Pronto Minerals, LLC, for the purpose of marketing and selling byproducts, specifically quartz, feldspar, and mica, produced by our proposed Carolina Lithium project. We continue to explore potential strategic partnership and sales, offtake, and marketing agreements that will benefit the development of the Company’s assets as well as the U.S. electric vehicle supply chain.
Customers
While we are not yet in production, we have begun to sign offtake agreements with customers.
On January 2, 2023, we entered into an amended offtake agreement with Tesla, Inc. (“Tesla”) to provide spodumene concentrate from NAL in Quebec. The agreement commits us to sell 125,000 metric tons of spodumene concentrate from our offtake agreement with Sayona Quebec. The term of the agreement is three years, beginning on January 2, 2023, with the start-of-production in the second half of 2023 through the end of 2025, and pricing is determined by a market-based mechanism. The three-year term can be extended for an additional three years upon mutual agreement.
On February 16, 2023 we entered into a spodumene concentrate offtake agreement with LG Chem. The agreement commits us to sell 200,000 metric tons of spodumene concentrate from our offtake agreement with Sayona Quebec. The term of the agreement expires four years from the date of first shipment, which is anticipated to occur by the third quarter of 2023, with the final shipment expected in the third quarter of 2027. Pricing is determined by a market-based mechanism.
Competition and Market Barriers
We compete with other mineral and chemical processing companies in connection with the acquisition of suitable exploration properties and the engagement of qualified personnel. Many of our competitors possess greater financial resources and technical facilities than we do. Although we aspire to be a leading lithium hydroxide producer in North America, the lithium mining and chemical industries are fragmented. We are one of many participants in these sectors. Many of our competitors, as compared to us, have been in business longer, have established more strategic partnerships and relationships, and have greater financial accessibility.
While we compete with other exploration companies in acquiring suitable properties, we believe there will be readily available purchasers of lithium chemical products or other industrial minerals if they are produced from any of our owned or leased properties. The price of our planned products may be affected by factors beyond our control, including fluctuations in the market prices for lithium, supplies of lithium, demand for lithium, and mining activities of others.
If we identify lithium mineralization that is determined to be of economic grade and in sufficient quantity to justify production, additional capital would be required to develop, mine, and sell that production. Our strategic partnerships, in which we have equity investments, face similar challenges as discussed above.

Government Regulations
Overview
Exploration and development activities for our projects are subject to extensive laws and regulations, which are overseen and enforced by multiple U.S. federal, state, and local authorities as well as foreign jurisdictions. These applicable laws govern exploration, development, production, exports, various taxes, labor standards, occupational and mine health and safety, waste disposal, protection and remediation of the environment, protection of endangered and protected species, and other matters. Various permits from government bodies are required for drilling, mining, or manufacturing operations to be undertaken, and we cannot be assured such permits will be received. Environmental laws and regulations may also, among other things:
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
•impose substantial liabilities for pollution resulting from current or former operations on or for any preexisting environmental impacts from our projects;
•require significant reclamation obligations in the future as a result of our mining and chemical operations; and
•require preparation of an environmental assessment or an environmental impact statement.
Compliance with environmental laws and regulations may impose substantial costs on us, subject us to significant potential liabilities, and have an adverse effect on our capital expenditures, results of operations, or competitive position. Violations and liabilities with respect to these laws and regulations could result in significant administrative, civil, or criminal penalties, remedial clean-ups, natural resource damages, permit modifications and/or revocations, operational interruptions and/or shutdowns, and other liabilities, as well as reputational harm, including damage to our relationships with customers, suppliers, investors, governments or other stakeholders. The costs of remedying such conditions may be significant, and remediation obligations could adversely affect our business, results of operations, and financial condition. Federal, state, and local legislative bodies and agencies frequently revise environmental laws and regulations, and any changes in these regulations, or the interpretations thereof, could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations. As of the date of this Annual Report on Form 10-K, other than with respect to the permitting activities of Carolina Lithium and Tennessee Lithium, we have not been required to spend material amounts on compliance regarding environmental regulations.
Permits
Obtaining and renewing governmental permits is a complex and time-consuming process and involves numerous jurisdictions, public hearings, and possibly costly undertakings. The timeliness and success of permitting efforts are contingent upon many variables not within our control, including the interpretation of permit approval requirements administered by the applicable permitting authority. We may not be able to obtain or renew permits that are necessary for our planned operations, or the cost and time required to obtain or renew such permits may exceed our expectations. Any unexpected delays or costs associated with the permitting process could delay the exploration, development and/or operation of our projects. See “Risk Factors—We will be required to obtain governmental permits in order to conduct development and mining operations, a process which is often costly and time-consuming, and there is no certainty that all necessary permits for our operations will be granted.”
Tennessee Lithium
In October 2022, we submitted a Conditional Major Non-Title V air permit application to Tennessee Department of Environment and Conservation (“TDEC”) Air Pollution Control for the proposed lithium hydroxide site to be located in the North Etowah Industrial Park in McMinn County, Tennessee. We received a request for additional information in November 2022. The response to this request was provided in December 2022. Our application was deemed completed in January 2023 and is subject to ongoing review.
Additional permits for our Tennessee Lithium project will be required, including, but not limited to, a U.S. Army Corp of Engineers 404 jurisdictional determination, construction stormwater permit, a municipal wastewater permit by Etowah Utilities, various driveway permits issued by McMinn County, and waste disposal permits. The building permit process will include design reviews by the McMinn County Economic Development Authority.
Carolina Lithium
In November 2019, we were granted a Clean Water Act Section 404 Standard Individual Permit from the U.S. Army Corps of Engineers (“USACE”) for our integrated Carolina Lithium project.
In July 2022, we received an updated Clean Water Act Section 401 Individual Water Quality Certificate from the NCDEQ Division of Water Resources for the Carolina Lithium project.
In August 2021, we submitted a mining permit application to NCDEQ’s DEMLR, and have subsequently received two requests for additional information. We responded to the first request for additional information in December 2021, and we are currently in the process of responding to the second request for additional information, which is due in May 2023.
In September 2021, Gaston County updated its Unified Development Ordinance (“UDO”) which, in part, defined operational requirements for new mines and quarries in the county. As required by the UDO updates, new mines and quarries must operate on industrially-zoned property within the county and obtain a Special Use Permit approved by the Gaston County Board of Commissioners. At this time, we remain in pre-application consultation with Gaston County and have not submitted a rezoning application or a special use application.
We hold a Synthetic Minor Construction and Operation Permit issued by the NCDEQ’s Division of Air Quality (“DAQ”) for our property in Kings Mountain, NC. In June 2022, we submitted an application to modify the received air permit to incorporate the use of Metso:Outotec Pressure Leach Technology. Our application is currently on hold as further refinements to the process are being made.
In January 2022, we submitted a determination request to DAQ in connection with Carolina Lithium. In March 2022, we received a response to this request informing us that Carolina Lithium would require a Title V Prevention of Significant Deterioration permit (“Title V Permit”). In August 2022, we submitted our Title V Permit application and our application was deemed complete in February 2023 and is subject to ongoing review.
In January 2022, we received guidance that Carolina Lithium was not eligible for a North Carolina General Stormwater Permit. After further evaluation and testing, it was determined that the site would be covered by a National Pollutant Discharge Elimination System (“NPDES”) permit. In December 2022, we submitted applications for two permits covering the mine and concentration operations, and the lithium hydroxide conversion plant to the NCDEQ Division of Water Resources. Both permits applications are currently under review.
Exploration and evaluation activities for our Carolina Lithium project included drilling, which is authorized under a general permit initially approved in 2017 by the NCDEQ and updated in April 2019, October 2019 and June 2021. We have reclamation obligations under this permit, pursuant to which we will be obligated to reclaim all disturbed drill pads and temporary roads to the approximate original contours, and will seed with grass and straw to stabilize any disturbances. Generally, we are required to affect such reclamation within 14 days following drilling. We have concluded that these reclamation obligations are immaterial.
We may be required to obtain additional permits and approvals for Carolina Lithium including, but not limited to, a municipal wastewater permit by the City of Gastonia Wastewater Treatment, a road abandonment approved by the North Carolina Department of Transportation (“NCDOT”) and Gaston County under North Carolina General Statute 136-63, an encroachment permit for an at-grade rail crossing issued by NCDOT, various driveway permits issued by NCDOT, a Gaston County Watershed Permit approved by the Gaston County Planning Department, various building permits approved by the Gaston County Planning Department, explosives permits approved by the U.S. Bureau of Alcohol, Tobacco, and Firearms, and hazardous chemical permits issued by Gaston County Fire Officials.
U.S. Federal Legal Framework
Carolina Lithium and Tennessee Lithium will be required to comply with applicable environmental protection laws and regulations and licensing and permitting requirements. The material environmental, health, and safety laws and regulations that we must comply with include, among others, the following U.S. federal laws and regulations:
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
•Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), which imposes liability where hazardous substances have been released into the environment (commonly known as Superfund); and
•Federal Mine Safety and Health Act, which established the primary safety and health standards regarding working conditions of employees engaged in mining, related operations, and preparation and milling of the minerals extracted, as well as the Occupation Safety and Health Act, which regulates the protection of the health and safety of workers in lithium manufacturing operations.
Our operations will also be subject to state environmental laws and regulations, including but not limited to, laws and regulations related to the reclamation of mined lands, which may require reclamation bonds to be acquired prior to the commencement of mining operations and may require substantial financial guarantees to cover the cost of future reclamation activities.
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
In addition, CERCLA can impose joint and several liability without regard to fault or legality of conduct on classes of persons who are statutorily responsible for the release of a hazardous substance into the environment. These persons can include the current and former owners, lessees, or operators of a site where a release occurs, and anyone who disposes or arranges for the disposal of a hazardous substance. Under CERCLA, such persons may be subject to strict, joint, and several liability for the entire cost of cleaning up hazardous substances that have been released into the environment and for other costs, including response costs, alternative water supplies, damage to natural resources and for the costs of certain health studies. Moreover, it is not uncommon for neighboring landowners, workers, and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the indoor or outdoor environment. Each state also has environmental cleanup laws analogous to CERCLA. Hazardous wastes may have been previously handled, disposed of, or released on or under properties currently or formerly owned or leased by us or on or under other locations to which we sent waste for disposal. These properties and any materials disposed or released on them may subject us to liability under CERCLA, RCRA, and analogous state laws. Under such laws, we could be required to remove or remediate disposed wastes or property contamination, contribute to remediation costs, or perform remedial activities to prevent future environmental harm.
Air Emissions
The federal CAA and comparable state laws restrict the emission of air pollutants from numerous sources through the issuance of permits and the imposition of other requirements. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements. Air pollution regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain air permits, and comply with stringent permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay our operations, and we may be required to incur capital expenditures for air pollution control equipment or other air emissions related obligations. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification, or operation of certain air emission sources.
Clean Water Act
The CWA imposes restrictions and strict controls regarding the pollution of protected waters, including mineral processing wastes, into waters of the U.S., a term broadly defined to include, among other things, certain wetlands. Permits must be obtained to discharge pollutants into federal waters. The CWA provides for civil, criminal, and administrative penalties for unauthorized discharges, both routine and accidental, of pollutants. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal, and administrative penalties, and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that require permits to discharge storm water runoff, including discharges associated with construction activities. In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs.
Pursuant to these laws and regulations, we may also be required to develop and implement spill prevention, control, and countermeasure plans in connection with on-site storage of significant quantities of oil. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. The CWA also prohibits the discharge of fill materials to regulated waters, including wetlands, without a permit from the USACE.
In May 2015, the EPA issued a final rule that attempted to clarify the federal jurisdictional reach over waters of the U.S., The agency repealed this rule in September 2019 and replaced it with the Navigable Water Protection Rule in April 2020, which narrowed federal jurisdictional reach relative to the 2015 rule. The repeal and replacement of the 2015 rule is currently subject to litigation, and the scope of the jurisdictional reach of the CWA may, therefore, remain uncertain for several years, with a patchwork of legal guidelines applicable to various states potentially developing. We could incur increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas to the extent they are required.
NEPA
NEPA requires federal agencies to evaluate major agency actions having the potential to significantly impact the environment. The NEPA process involves public input through comments, which can alter the nature of a proposed project either by limiting the scope of the project or requiring resource-specific mitigation. NEPA decisions can be appealed through the court system by process participants. This process may result in delaying the permitting and development of projects or increase the costs of permitting and developing some facilities.
Endangered Species Act
The federal Endangered Species Act (“ESA”) restricts activities that may affect endangered and threatened species or their habitats. Some of our operations may be located in areas that are designated as habitats for endangered or threatened species. A critical habitat designation could result in further material restrictions to federal and private land use and could delay or prohibit land access or development. The U.S. Fish and Wildlife Service continues its effort to make listing decisions and critical habitat designations where necessary. To date, the ESA has not had a significant impact on our operations. However, the designation of previously unprotected species as being endangered or threatened could cause us to incur additional costs or become subject to operating restrictions in areas where the species are known to exist.
Foreign Legal Framework
Our proposed projects with Sayona Mining and Atlantic Lithium will be required to comply with all environmental laws and regulations in Quebec, Canada and Ghana, West Africa, respectively.
Human Capital Management
Our core values exhibited by our employees include care for our people, humility in the way we operate, creativity in the way we innovate, respect for the communities in which we operate, and integrity in how we conduct business.
Our guiding principles define how we are to live our core values each day; deliver best-in-class safety, environment and health (“SEH”) performance; operate sustainably and in compliance with applicable laws and regulations; focus on customers in all we do; empower our teams and enable lean decision making; deliver operational excellence that exceeds customer expectations; drive process technology excellence and continuous improvement; and create a culture of learning and development.
Employees
As of December 31, 2022, we had 40 employees. All our employees are located in the U.S. None of our employees are subject to any union or collective bargaining agreement. We believe that we have a good relationship with our employees.
Contractors
We rely on specialized skills and knowledge to gather, interpret and process geological and geophysical data; successfully permit, design, build, and operate production facilities; and engage in numerous additional activities required as part of the mine-to-lithium hydroxide process. We have employed, and expect to continue to employ, a strategy of contracting consultants and other service providers who have specialized skills and knowledge to supplement the skills and knowledge of our permanent workforce to undertake our lithium operations effectively.
Safety, Environment, and Health
SEH is a cornerstone of our Company. Our commitment to the health and welfare of every person involved in our projects is built into every aspect of our organization and is engrained in our Company’s culture. We endeavor to implement safety programs and develop risk management processes covering our project activities to promote a behavior-based safety culture, ensure compliance with applicable environmental regulations and international standards, and raise environmental awareness among our employees and partners. Our SEH vision is to conduct operations with safety and the environment as a top priority. We work to promote the “Piedmont Promise” which recognizes our obligation to our employees, neighbors, stakeholders, and the communities in which we live, work, and play.
Diversity, Equity, and Inclusion
Diversity, equity, and inclusion are embedded in our values and integrated into our strategies. Our Code of Business Conduct and Ethics (“Code of Conduct”) commits us to fair treatment and non-discrimination. Our policy is to treat each employee and job applicant without regard to race, color, age, sex, religion, national origin, citizenship, sexual orientation, gender identity, ancestry, veteran status, or any other category protected by law. We believe in allocating resources and establishing, in an equitable manner, policies and procedures that are fair, impartial, and just. We believe we will become better and achieve growth by intentionally creating a culture through acquiring and retaining a diverse workforce. We recognize it takes unique gifts, talents, varied perspectives, backgrounds, and experiences to deliver innovative, high-quality products and services. To provide a diverse and inclusive workplace, we focus our efforts on creating a culture where all employees can contribute their skills and talents and be themselves.
Compensation and Benefits
Our compensation and benefits program is designed to attract and retain talented employees in the industry by offering competitive compensation and benefits. We use a combination of fixed and variable compensation that includes base salary, incentive bonuses with a pay for performance elements, and merit increases. As part of our long-term incentive plan for executives and certain key employees, we provide long-term equity awards tied to the value of our stock price, some of which are performance-based. Additionally, all employees are eligible for an annual discretionary cash bonus and a long-term equity grant. We are also focused on the health and wellness of our employees. As such, we offer eligible employees comprehensive medical plans, dental and vision coverage, short-term and long-term disability insurance, term life insurance, flexible work schedules, an employee assistance program, remote and hybrid work options, paid time off, new parent leave, and a 401(k) plan.
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
Protecting the Rights of Workers
We are an Equal Opportunity Employer committed to providing its employees with a safe, non-discriminatory work environment that promotes open and honest communication and embraces dignity, respect, and diversity in all aspects of its business operations. We expect our partners, suppliers, and contractors to uphold the same commitments. We maintain policies designed to support the elimination of all forms of forced labor including prison labor, forcibly indentured labor, bonded labor, slavery, and servitude. We condemn all forms of child exploitation. We do not recruit child labor and we support the standard covering the prohibition on child labor in accordance with the International Labor Organization Minimum Age Convention. We also support laws enacted to prevent and punish the crime of sexual exploitation of children, and we will cooperate fully with law enforcement authorities in these matters. We will work with our partners at Atlantic Lithium and Sayona Mining to ensure appropriate policies are in place within the businesses and projects we have invested in.

Anti-Human Trafficking
We are committed to a work environment that is free from human trafficking and slavery, which includes forced labor and unlawful child labor. We will not tolerate or condone human trafficking or slavery in any part of our global organization.
Human Rights and Relationships with Indigenous People
We are committed to respecting human rights and providing a positive contribution in the communities where we plan to operate. We expect our partners, suppliers, and contractors to uphold the same commitment. We respect the cultures, customs, and values of people in the communities where we plan to operate and take into account their needs, concerns, and aspirations.
Equal Opportunity and Zero Discrimination
We recognize, respect, and embrace the cultural differences found in the worldwide marketplace. Our goal is to attract, develop, promote, and retain the best people from all cultures and segments of the population, based on ability. We maintain a policy of zero tolerance for discrimination or harassment of any kind. We have implemented policies regarding the reporting and investigation of discrimination, harassment, sexual harassment, retaliation, and abusive behavior.
Community Involvement
We are committed to making a measurable impact in the communities related to our project and equity investments through our charitable giving. In December, 2021, we created Piedmont Lithium Foundation – Power for Life, Inc., to provide scholarships to science, technology, engineering and mathematics students and financial support to our schools and communities.
We have devoted tremendous time and effort to engaging community stakeholders regarding Carolina Lithium. We have begun similar engagement with stakeholders surrounding Tennessee Lithium and look forward to working with our new neighbors in a similar fashion.
Through in-person meetings, phone calls, social media, and information shared with the media via press releases and interviews, we work to keep the community residents and local businesses informed of our plans and activities. Our goal is to develop relationships with residents near the sites of Carolina Lithium and Tennessee Lithium and communicate our commitment to responsibly developing two of the world’s most sustainable lithium hydroxide operations. Further, we are committed to working with our investment partners, Sayona Mining and Atlantic Lithium, both of whom have several mechanisms in place for engaging with the local communities regarding their projects, including addressing concerns and sharing information about employment opportunities.
Sustainability
We are committed not only to contributing to the transition to a net zero carbon world and the creation of a clean energy economy in North America by the products we sell, but also in the way we produce products, operate our business, and work with our customers, vendors, and stakeholders. As we are currently in the design phase for Tennessee Lithium, we have incorporated equipment and technology to reduce our carbon footprint from the onset of our operations. We are also evaluating our emission profiles in a pre-operational state while establishing systems and tools to allow us to manage data easily and efficiently as we continue to grow.
Governance

Audit Committee
The primary responsibilities of our Audit Committee are to monitor the integrity of our consolidated financial statements, the independence and qualifications of our independent auditors, the performance of our accounting staff and independent auditors, our compliance with legal and regulatory requirements and the effectiveness of our internal controls. The Audit Committee is also responsible for selecting, retaining (subject to stockholder approval), evaluating, setting the compensation of and, if appropriate, recommending the termination of our independent auditors.

Leadership and Compensation Committee
The primary purpose of our Leadership and Compensation Committee is to assist our Board of Directors (“Board”) in discharging its responsibilities relating to compensation of the Company’s executive officers and directors, and overseeing the Company’s overall compensation philosophy, policies, and programs.

Nominating and Corporate Governance Committee
The primary purpose of our Nominating and Corporate Governance Committee is to identify individuals qualified to become members of the Company’s Board, make recommendations on candidates for election at the annual meeting of stockholders, and perform a leadership role in shaping the Company’s corporate governance, including the implementation of our ESG principles. The Nominating and Corporate Governance Committee is also responsible for preparing the report required by the SEC for the Company’s annual proxy statement.
Corporate Information
Our principal executive offices are located at 42 E Catawba Street, Belmont, NC, 28012, and our telephone number is (704) 461-8000. We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website at www.piedmontlithium.com, under “Investors,” free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports to the SEC.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Our Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements that involve risks and uncertainties and includes statistical data, market data and other industry data and forecasts, which we obtained from market research, publicly available information and independent industry publications and reports that we believe to be reliable sources.
Certain information included or incorporated by reference in our Annual Report may be deemed to be “forward-looking statements” within the meaning of applicable securities laws. Such forward-looking statements concern our anticipated results and progress of our operations in future periods, planned exploration and development of our properties and plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “expect,” “estimate,” “may,” “might,” “will,” “could,” “can,” “shall,” “should,” “would,” “leading,” “objective,” “intend,” “contemplate,” “design,” “predict,” “potential,” “plan,” “target” and similar expressions are generally intended to identify forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements. Forward-looking statements in our Annual Report include, but are not limited to, statements with respect to risks related to:
•our operations being further disrupted and our financial results being adversely affected by public health threats, including the novel coronavirus (“COVID-19”) pandemic;
•our limited operating history in the lithium industry;
•our status as a development stage issuer, including our ability to identify lithium mineralization and achieve commercial lithium mining;
•mining, exploration and mine construction, if warranted, on our properties, including timing and uncertainties related to acquiring and maintaining mining, exploration, environmental and other licenses, permits, zoning, rezoning, access rights or approvals in Gaston County, North Carolina (including the Carolina Lithium project, as defined above), McMinn County, Tennessee (including the Tennessee Lithium project, as defined above), the Province of Quebec, Canada and Ghana, West Africa as well as properties that we may acquire or obtain an equity interest in the future;
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
•our ability to enter into and deliver products under offtake agreements;
•the pace of adoption and cost of developing electric transportation and storage technologies dependent upon lithium batteries;
•our ability to access capital and the financial markets;
•recruiting, training, developing and retaining employees, including our senior management team;

•possible defects in title of our properties;
•compliance with government regulations;
•environmental liabilities and reclamation costs;
•estimates of and volatility in lithium prices or demand for lithium;
•our common stock price and trading volume volatility; and
•our failure to successfully execute our growth strategy, including any delays in our planned future growth.
All forward-looking statements reflect our beliefs and assumptions based on information available at the time the assumption was made. These forward-looking statements are not based on historical facts but rather on management’s expectations regarding future activities, results of operations, performance, future capital and other expenditures, including the amount, nature and sources of funding thereof, competitive advantages, business prospects and opportunities. By its nature, forward-looking information involves numerous assumptions, inherent risks and uncertainties, both general and specific, known and unknown, that contribute to the possibility that the predictions, forecasts, projections or other forward-looking statements will not occur. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the securities laws of the U.S., we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in our Annual Report by the foregoing cautionary statements.
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
On October 21, 2021, we announced an inaugural mineral resources estimate for our Carolina Lithium project. On December 14, 2021, we announced the completion of a bankable feasibility study (“BFS”) for our Carolina Lithium project, which included an initial estimation of mineral reserves. These estimates of mineral resources and mineral reserves are compatible with both S-K 1300 and JORC Code. A Technical Report Summary with respect to our estimated mineral reserves was filed as exhibit to our Transition Report for the period ending December 31, 2021. This Technical Report Summary was amended to include certain information as required by Item 1300 of Regulation S-K . The Amended Technical Report Summary dated February 27, 2023 is included as Exhibit 96.1 and filed with our Annual Report.

PART I
Item 1A.    RISK FACTORS.
You should carefully consider the risks described below, together with all the other information in our Annual Report. If any of the following risks occur, our business, financial condition and results of operations could be seriously harmed, and you could lose all or part of your investment. Further, if we fail to meet the expectations of the public market in any given period, the market price of our common stock could decline. We operate in a competitive environment that involves significant risks and uncertainties, some of which are outside of our control. If any of these risks actually occurs, our business and financial condition could suffer and the price of our stock could decline. We caution you that the risks, uncertainties and other factors referred to below and elsewhere in our Annual Report may not contain all the risks, uncertainties, and other factors that may affect our future results and operations. Our future results and operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present a material risk. It is not possible for our management to predict all risks.
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
We are engaged in the business of exploring and developing mineral properties with the intention of locating economic deposits of minerals. We have declared mineral reserves but have not yet begun to extract mineral from our property interests. Accordingly, we cannot assure you that we will realize profits in the medium to long term. Any profitability in the future from our business will be dependent upon the development of an economic deposit of minerals and further exploration and development of other economic deposits of minerals, each of which is subject to numerous risk factors. Further, we cannot assure you that any of our property interests can be commercially mined or that our ongoing exploration programs will result in profitable commercial mining operations. The exploration and development of mineral deposits involves a high degree of financial risk over a significant period of time, which may or may not be reduced or eliminated through a combination of careful evaluation, experience, and skilled management. While discovery of additional ore-bearing deposits may result in substantial rewards, few properties that are explored are ultimately developed into producing mines. Major expenses may be required to construct mining and processing facilities and to establish additional reserves. The profitability of our operations will be, in part, directly related to the cost and success of our exploration and development programs, which may be affected by a number of factors. Additional expenditures are required to construct, complete, and install mining and processing facilities in those properties that are actually mined and developed.
In addition, exploration and development projects like ours have no operating history upon which to base estimates of future operating costs and capital requirements. Exploration project items, such as any future estimates of reserves, metal recoveries or cash operating costs will, to a large extent, be based upon the interpretation of geologic data, obtained from a limited number of drill holes and other sampling techniques, as well as future feasibility studies. Actual operating costs and economic returns of any and all exploration projects may materially differ from the costs and returns estimated, and accordingly, our financial condition, results of operations, and cash flows may be negatively affected.
Some of our current or future properties may not contain any reserves, and any funds spent on exploration and evaluation may be lost.
We are a development stage mining company. We cannot assure you that our exploration programs will identify economically extractable mineralization, nor can we assure you about the quantity or grade of any mineralization we seek to extract. Our exploration prospects may not contain any reserves and any funds spent on evaluation and exploration may be lost. Even for the mineral reserves we have reported for our properties, any quantity or grade of reserves we indicate must be considered as estimates only until such reserves are actually mined. We do not know with certainty that economically recoverable lithium exists on our properties. In addition, the quantity of any reserves may vary depending on commodity prices. Any material change in the quantity or grade of reserves may affect the economic viability of our properties.

We face risks related to mining, exploration, mine construction, and plant construction, if warranted, on our properties.
Our level of profitability, if any, in future years will depend to a great degree on lithium prices and whether our exploration-stage properties can be brought into production. Exploration and development of lithium resources are highly speculative in nature, and it is impossible to ensure that the current and future exploration programs and/or feasibility studies on our existing properties will establish reserves. Whether it will be economically feasible to extract lithium depends on a number of factors, including, but not limited to: the particular attributes of the deposit, such as size, grade, and proximity to infrastructure; lithium prices; mining, processing and transportation costs; the willingness of lenders and investors to provide project financing; labor costs and possible labor strikes; and governmental regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting materials, foreign exchange, environmental protection, employment, worker safety, transportation, and reclamation and closure obligations. We could be adversely affected by a failure to complete our plant construction projects on time or on budget, and a substantial delay in the progress of construction due to adverse weather, work stoppages, shortages of materials, non-issuances of permits, nonperformance of suppliers or contractors, or other factors could result in a material increase in the overall cost of such projects. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us receiving an inadequate return on invested capital. In addition, we are subject to the risks normally encountered in the mining industry, such as:
•the discovery of unusual or unexpected geological formations;
•accidental fires, floods, earthquakes, severe weather, or other natural disasters;
•unplanned power outages and water shortages;
•construction delays and higher than expected capital costs due to, among other things, supply chain disruptions, higher transportation costs, and inflation;
•controlling water and other similar mining hazards;
•explosions and mechanical failure of equipment;
•operating labor disruptions and labor disputes;
•shortages in materials or equipment and energy and electrical power supply interruptions or rationing;
•seismic activity;
•the ability to obtain suitable or adequate machinery, equipment, or labor;
•our liability for pollution or other hazards; and
•other unknown risks involved in the conduct of exploration and operation of mines.
The nature of these risks is such that liabilities could exceed any applicable insurance policy limits or could be excluded from coverage. There are also risks against which we cannot insure or against which we may elect not to insure. The potential costs, which could be associated with any liabilities not covered by insurance or in excess of insurance coverage, or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting our future earnings, competitive position, and potentially our financial viability.
Our long-term success will depend ultimately on our ability to generate revenues, achieve and maintain profitability, and develop positive cash flows from our mining activities.
Our ability to (i) recover carrying values of our assets, (ii) acquire additional lithium projects, (iii) continue with exploration, development, commissioning, mining, and (iv) manufacture lithium hydroxide, ultimately depends on our ability to generate revenues, achieve and maintain profitability, and generate positive cash flow from our operations. The economic viability of our future mining activities has many risks and uncertainties including, but not limited to:
•a significant, prolonged decrease in the market price of lithium or lithium hydroxide;
•difficulty in marketing and/or selling lithium or lithium hydroxide;
•significantly higher than expected capital costs to construct our mine;
•significantly higher than expected extraction costs;
•significantly lower than expected lithium extraction;
•significant delays, reductions, or stoppages of lithium extraction activities;

•shortages of adequate and skilled labor or a significant increase in labor costs;
•the introduction of significantly more stringent regulatory laws and regulations; and
•delays in the availability of construction equipment.
We are concurrently overseeing the advancement of several major lithium projects, including Carolina Lithium, which is in the development planning stage, and Tennessee Lithium, which is currently in the FEED stage and we are managing through a partnership with Kiewit. Work to advance these projects requires the dedication of considerable time and resources by us and our management team. The advancement of several major resource projects concurrently brings with it the associated risk of strains on managerial, human and other resources. Our ability to successfully manage each of these processes will depend on a number of factors, including our ability to manage competing demands on time and other resources, financial or otherwise, and successfully retain personnel and recruit new personnel to support our growth and the advancement of our projects.
In addition, our plan is to produce battery-grade lithium hydroxide from spodumene concentrate at Tennessee Lithium using the innovative Metso:Outotec Pressure Leach Technology as well as a number of processes commonly used in the lithium industry today. We may encounter difficulties or unforeseen expenditures in integrating new, unproven technologies.
It is common for a new mining operation to experience unexpected costs, problems and delays during construction, commissioning and mine start-up. Most mining projects suffer delays during these periods due to numerous factors, including the factors listed above. Any of these factors could result in changes to economic returns or cash flow estimates of the project or have other negative impacts on our financial position. There is no assurance that our projects will commence commercial production on schedule, or at all, or will result in profitable mining operations. If we are unable to develop our projects into a commercial operating mine, our business and financial condition will be materially adversely affected. Moreover, even if the feasibility study continues to support a commercially viable project, there are many additional factors that could impact the project’s development, including terms and availability of financing, cost overruns, litigation or administrative appeals concerning the project, delays in development, and any permitting changes, among other factors.
Our future mining and lithium manufacturing activities may change as a result of any one or more of these risks and uncertainties. We cannot assure you that any ore body from which we extract mineralized materials will result in achieving and maintaining profitability and developing positive cash flows.
Our long-term success depends on our ability to enter into and deliver product under offtake agreements.
We may encounter difficulty entering and fulfilling offtake agreements for our products. We may fail to deliver the product required by such agreements or may experience production costs in excess of the price to be paid to us under such agreements. As of the date of this filing, we have entered into two offtake agreements for our lithium products.
On January 2, 2023, we entered into an amended offtake agreement with Tesla to provide spodumene concentrate from NAL in Quebec. The agreement commits us to sell 125,000 metric tons of spodumene concentrate from our offtake agreement with Sayona Quebec. The term of the agreement is three years, from the second half of 2023 until the end of 2025, and pricing is determined by a market-based mechanism. The three-year term can be extended for an additional three years upon mutual agreement.
On February 16, 2023 we entered into a spodumene concentrate offtake agreement with LG Chem. That agreement commits us to sell 200,000 metric tons of spodumene concentrate from our offtake agreement with Sayona Quebec. The term of the agreement is four years, beginning in the third quarter of 2023 until the third quarter of 2027 or until we have delivered 200,000 metric tons of spodumene concentrate. Pricing is determined by a market-based mechanism.
Our business, results of operations, and financial condition may be materially and adversely affected if we are unable to enter into similar agreements with other buyers, deliver the products required by such agreements, or incur costs in excess of the price set forth in such agreements.
We depend on our ability to successfully access the capital and financial markets. Any inability to access the capital or financial markets may limit our ability to meet our liquidity needs and long-term commitments, fund our ongoing operations, execute our business plan or pursue investments that we may rely on for future growth.
Until commercial production is achieved from our planned projects, we will continue to incur operating and investing net cash outflows associated with including, but not limited to, maintaining and acquiring exploration properties, undertaking ongoing exploration activities, the development of our planned Tennessee Lithium and Carolina Lithium projects, and our funding obligations to develop the assets of our joint ventures with Sayona Mining, including the NAL project, and Atlantic Lithium’s Ewoyaa project. As a result, we rely on access to capital markets as a source of funding for our capital and operating requirements. We require additional capital to meet our liquidity needs related to expenses for our various corporate activities, including the costs related to our status as a publicly traded company, fund our ongoing operations, explore and define lithium mineralization, and establish any future mining or lithium manufacturing operations. We cannot assure you that such additional funding will be available to us on satisfactory terms, or at all.
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
We have a shelf registration statement on file with the SEC to provide us with capacity to publicly offer common stock, preferred stock, warrants, debt, convertible or exchangeable securities, depositary shares, or units, or any combination thereof. We may, from time to time, raise capital under our shelf registration statement in amounts, at prices, and on terms to be announced when and if any securities are offered. The shelf registration statement expires on September 24, 2024.
If we are unable to obtain additional financing, as needed, at competitive rates, our ability to fund our current operations and implement our business plan and strategy will be affected. These circumstances may require us to reduce the scope of our operations and scale back our exploration, development and mining programs. There is, however, no guarantee that we will be able to secure any additional funding or be able to secure funding to provide us with sufficient funds to meet our objectives, which may adversely affect our business and financial position. Certain market disruptions may increase our cost of borrowing or affect our ability to access one or more financial markets. Such market disruptions could result from, but are not limited to:
•adverse economic conditions;
•adverse general capital market conditions;
•poor performance and health of the lithium or mining industries in general;
•bankruptcy or financial distress of unrelated lithium companies or marketers;
•significant decrease in the demand for lithium products;
•significant decrease in the price of lithium products; or
•adverse regulatory actions that affect our exploration and construction plans or the use of lithium generally.
Our ability to manage growth will have an impact on our business, financial condition, and results of operations.
Future growth may place strains on our financial, technical, operational, and administrative resources and cause us to rely more on project partners and independent contractors, thus, potentially adversely affecting our financial position and results of operations. Our ability to grow will depend on a number of factors, including, but not limited to:
•our ability to purchase, obtain leases on, or obtain options on properties;
•our ability to identify and acquire new exploratory prospects;
•our ability to develop existing prospects;
•our ability to continue to retain and attract skilled personnel;
•our ability to maintain or enter into new relationships with project partners and independent contractors;
•the results of our exploration programs;
•the market price for lithium products;
•our ability to successfully complete construction projects on schedule, and within budget;
•our access to capital; and
•our ability to enter into agreements for the sale of lithium products.

We may not be successful in upgrading our technical, operational, and administrative resources or increasing our internal resources sufficiently to provide certain services currently provided by third parties. Our inability to achieve or manage growth may materially and adversely affect our business, results of operations, and financial condition.
We may acquire additional businesses or assets, form joint ventures, or make investments in other companies that may be unsuccessful and harm our operating results and prospects.
As part of our business strategy, we may pursue additional acquisitions of complementary businesses or assets or seek to enter into joint ventures. We also may pursue strategic alliances, such as our Sayona Mining investment and our Atlantic Lithium investment, in an effort to leverage our existing operations and industry experience, increase our product offerings, expand our distribution, and make investments in other companies.
The success of any acquisitions, joint ventures, strategic alliances, or investments, including our Sayona Mining investment and Atlantic Lithium investment, will depend on our ability to identify, negotiate, complete and, in the case of acquisitions, integrate those transactions and, if necessary, obtain satisfactory debt or equity financing to fund those transactions. We may not realize the anticipated benefits of any acquisition, joint venture, strategic alliance or investments. We may not be able to integrate acquisitions successfully into our existing business, maintain the key business relationships of businesses we acquire, or retain key personnel of an acquired business. We could assume unknown or contingent liabilities or incur unanticipated expenses. Integration of acquired companies or businesses also may require management resources that otherwise would be available for ongoing development of our existing business. Any acquisitions or investments made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. In addition, if we choose to issue equity as consideration for any acquisition, our stockholders may experience dilution.
We are dependent upon key management employees.
The responsibility of overseeing the day-to-day operations and the strategic management of our business depends substantially on our senior management and key personnel. Loss of any such personnel may have an adverse effect on our performance. The success of our operations will depend upon numerous factors, many of which, in part, are beyond our control, including our ability to attract and retain additional key personnel in sales, marketing, technical support, and finance. Certain areas in which we operate are highly competitive and competition for qualified personnel is significant. We may be unable to hire suitable field personnel for our technical team or there may be periods of time where a particular position remains vacant while a suitable replacement is identified and appointed. We may not be successful in attracting and retaining the personnel required to grow and operate our business profitably.
Our growth will require new personnel, which we will be required to recruit, hire, train, and retain.
Members of our management team possess significant experience and have previously carried out or been exposed to exploration, development, and production activities. However, we have limited operating history with respect to lithium projects and our ability to achieve our objectives depends on the ability of our directors, officers, and management to implement current plans and respond to any unforeseen circumstances that require changes to those plans. The execution of our exploration, development, and production plans will place demands on us and our management. Thus, our ability to recruit and assimilate new personnel will be critical to our performance. We will be required to recruit additional personnel and to train, motivate, and manage employees, which may adversely affect our plans.
Lawsuits may be filed against us and an adverse ruling in any such lawsuit may adversely affect our business, financial condition, or liquidity or the market price of our common stock.
We may become involved in, named as a party to, or be the subject of, various legal proceedings, including regulatory proceedings, tax proceedings, and legal actions relating to personal injuries, property damage, property taxes, land rights, the environment, and contract disputes. For additional information, refer to Part I, Item 3, “Legal Proceedings.”
The outcome of outstanding, pending, or future proceedings cannot be predicted with certainty and may be determined adversely to us and as a result, could have a material adverse effect on our assets, liabilities, business, financial condition, or results of operations. Even if we prevail in any such legal proceeding, the proceedings could be costly, time-consuming, and may divert the attention of management and key personnel from our business operations, which could adversely affect our financial condition.

Our mineral properties may be subject to defects in title.
Title to the majority of our properties for Carolina Lithium are derived from option agreements with local landowners in North Carolina, which, upon exercise, allow us to purchase, or in certain cases, long-term lease the real property and associated mineral rights from the local landowners. If we exercise the option to purchase a property, we will pay cash consideration, approximating the fair market value of the real property, excluding the value of any minerals, plus a premium (at a negotiated fixed price or percentage premium). If we exercise the option for a long-term lease, we will pay annual advanced royalty payments per acre. Some landowners also retain a production royalty payable on production of ore from the property.
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
Some of our directors and officers currently serve as directors and officers of other companies involved in natural resource exploration, development and production, and any of our directors may serve in such positions in the future. As of the date of this Annual Report, none of our directors or officers serves as an officer or director of a lithium exploration, development or producing company nor possess a conflict of interests with our business, other than as follows: (i) pursuant to our agreements related to our Sayona Mining investment, Keith Phillips, our President and Chief Executive Officer, was appointed as a board member of Sayona Quebec, and (ii) pursuant to our agreements related to our Atlantic Lithium investment, Patrick Brindle, our Executive Vice President and Chief Operating Officer, was appointed as a member of the technical committee of Atlantic Lithium. However, there exists the possibility that they may be in a position of conflict of interest in the future. Any decision made by such persons involving us will be made in accordance with their duties and obligations to deal fairly and in good faith with us and such other companies. In addition, any such directors will declare, and refrain from voting on, any matter in which such directors may have a material interest.
Our business is subject to cybersecurity risks.
Our operations depend on effective and secure information technology systems. Threats to information technology systems, such as cyberattacks and cyber incidents, continue to increase. Cybersecurity risks include, but are not limited to, malicious software, attempts to gain unauthorized access to our data and the unauthorized release, corruption or loss of our data and personal information, as well as interruptions in communication and operations.
It is possible that our business, financial, and other systems could be compromised, which could go unnoticed for a prolonged period of time. We have not experienced a material breach of our information technologies. Nevertheless, we continue to take steps to mitigate these risks by employing a variety of measures, including employee training, technical security controls, and maintenance of backup and protective systems. Despite these mitigation efforts, cybersecurity attacks and other threats exist and continue to increase, any of which could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
We do not control our equity method investments.
We apply the equity method to investments when we have the ability to exercise significant influence over the operational decision-making authority and financial policies of the investee, but we do not exercise control. Our equity method investees are governed by their own board of directors, whose members have fiduciary duties to the investees’ shareholders. While we have certain rights to appoint representatives to the investees’ boards of directors, the interests of the investees’ shareholders may not align with our interests or the interests of our shareholders.
In addition, we are generally dependent on the management team of our investees to operate and control such projects or businesses. While we may exert influence pursuant to our positions, as applicable, on the boards of directors and through certain limited governance or oversight roles, such influence may be limited. The management teams of our investees may not have the level of experience, technical expertise, human resources, management, and other attributes necessary to operate their projects or businesses optimally, and they may not share our business priorities. This could have a material adverse effect on the value of such investments as well as our growth, business, financial condition, results of operations, and prospects.

In order to manage our growth effectively and support our future operations, we expect to improve our financial and operations systems.
To manage our growth and support our future manufacturing operations, we will need to upgrade our operational and financial systems and procedures. This requires management time and may result in significant expense. In 2022, we replaced our legacy Enterprise Resource Planning system to improve financial reporting controls and accommodate our expanding operations. We cannot be certain that we will institute, in a timely or efficient manner or at all, the improvements to our managerial, operational, and financial systems and procedures necessary to support our anticipated increased levels of operations. Problems associated with, or disruptions resulting from, any improvement or expansion of our operational and financial systems could adversely affect our relationships with our suppliers and customers, inhibit our ability to expand or take advantage of market opportunities, cause harm to our reputation, result in errors in our financial and other reporting, and affect our ability to maintain an effective internal control environment and meet our external reporting obligations, any of which could harm our business and operating results and affect our stock price.
If we do not satisfy the terms of our DOE grant, we may not receive the entire amount or any of the grant funding we were pre-awarded.
We have been selected to receive a $141.7 million grant under the Bipartisan Infrastructure Law to advance the expansion of domestic manufacturing of batteries for electric vehicles. As part of the Company’s selection for this DOE grant, we have been invited to negotiate the specific terms of the grant, including timing and any co-funding. Any final grant award is subject to these negotiations. Once the grant agreement has been finalized, funding of the grant will remain subject to satisfaction, from time to time, of conditions and financial reporting requirements set forth in the final grant agreement. If we are unable to meet the obligation of the grant agreement, we may be unable to take advantage of all or part of the entire award, and/or be subject to penalties in the grant agreement, such as ineligibility for continued participation in the grant program. We cannot assure that we will have the ability to meet any or all grant requirements necessary to receiving grant funding and/or the grant agreement will not be terminated prior to receiving any or all the grant funds.
Regulatory and Industry Risks
We will be required to obtain governmental permits and approvals in order to conduct development and mining operations, a process that is often costly and time-consuming. There is no certainty that all necessary permits and approvals for our planned operations will be granted.
We are required to obtain and renew governmental permits and approvals for our exploration and development activities and, prior to mining any mineralization we discover, we will be required to obtain additional governmental permits and approvals that we do not currently possess. Obtaining and renewing any of these governmental permits is a complex, time consuming and uncertain process involving numerous jurisdictions, public hearings, and possibly costly undertakings. The timeliness and success of permitting efforts are contingent upon many variables not within our control, including the interpretation of approval requirements administered by the applicable governmental authority.
We may not be able to obtain or renew permits or approvals that are necessary to our planned operations, or we may discover that the cost and time required to obtain or renew such permits and approvals exceeds our expectations. Any unexpected delays, costs or conditions associated with the governmental approval process could delay our planned exploration, development and mining operations, which in turn could materially adversely affect our prospects, revenues, and profitability. In addition, our prospects may be adversely affected by the revocation or suspension of permits or by changes in the scope or conditions to use of any permits obtained.
For example, in addition to the permits that we have been issued to date, we are required to obtain other permits and approvals before construction or operations of Carolina Lithium, including approvals related to zoning, rezoning, mining, mineral concentration, and chemical manufacturing. Such permits include a state mining permit that would be issued by the North Carolina DEMLR, an air permit that would be issued by the DAQ, rezoning that would be approved by the Gaston County Board of Commissioners, and, potentially, a Special Use or Conditional Permit that would be approved by the Gaston County Board. The following permits have been submitted for Carolina Lithium: (1) Mine Permit to DEMLR on August 30, 2021, (2) Prevention of Significant Deterioration (“PSD”) Title V Air Permit to the DAQ on August 31, 2022, and NPDES permits to the NCDEQ Division of Water Resources on December 28, 2022.

Private parties, such as environmental activist organizations, frequently attempt to intervene in the permitting process to persuade regulators to deny necessary permits or seek to overturn permits that have been issued. These third-party actions can materially increase the costs, cause delays in the permitting process, and could cause us to not proceed with the development or operation of a property. In addition, our ability to successfully obtain key permits and approvals to explore for, develop, operate, and expand operations will likely depend on our ability to undertake such activities in a manner consistent with the creation of social and economic benefits in the surrounding communities, which may or may not be required by law. Our ability to obtain permits and approvals and to successfully operate in particular communities may be adversely affected by real or perceived detrimental events associated with our activities.

Certain members of the Gaston County Board have indicated opposition to the granting of approvals necessary for Carolina Lithium. In September 2021, the Gaston County Board approved updates to the Gaston County Unified Development Ordinance which, in part, established certain operating limitations for new mines and quarries within the county. It also established that new mines and quarries must be located on industrially-zoned property and require a Special Use Permit approved by the Gaston County Board. While we have initiated a dialog with the Gaston County Board, we are unable to predict the duration, scope, result, or related costs or conditions associated with the Boards’ review, nor can we assure you that we will be successful in obtaining required local approvals.

Tennessee Lithium, which was announced on September 1, 2022, is being designed as a lithium hydroxide manufacturing facility in the city of Etowah, McMinn County, Tennessee. Similar to Carolina Lithium, we are required to obtain governmental permits and approvals, which we do not currently possess, prior to constructing and operating this project. We have also submitted our Conditional Major non-Title V Air Permit to TDEC for our Tennessee Lithium project on October 31, 2022. Other permits to be obtained include a construction stormwater permit from TDEC, a municipal wastewater permit form the City of Etowah, as well as permits for post construction stormwater controls.
The proposed Carolina Lithium project will be subject to significant governmental regulations, including the U.S. Federal Mine Safety and Health Act.
Mining activities in the U.S. are subject to extensive foreign, federal, state, and local laws and regulations governing environmental protection, natural resources, prospecting, development, production, post-closure reclamation, taxes, labor standards, and occupational health and safety laws and regulations, including mine safety, toxic substances, and other matters. The costs associated with compliance with such laws and regulations are substantial. In addition, changes in such laws and regulations, or more restrictive interpretations of current laws and regulations by governmental authorities, could result in unanticipated capital expenditures, expenses, or restrictions on or suspensions of our operations and delays in the development of our properties.
The planned Tennessee Lithium project will be dependent upon our ability to source spodumene concentrate feedstock to be converted to lithium hydroxide at the facility.

Tennessee Lithium will depend upon sourcing spodumene concentrate to produce lithium hydroxide. We intend to provide spodumene concentrate to Tennessee Lithium from our international assets, primarily Ewoyaa in Ghana. However, we cannot guarantee our ability to source spodumene concentrate, and our inability to do so would negatively impact our ability to produce lithium hydroxide in Tennessee.

Compliance with environmental regulations and litigation based on environmental regulations could require significant expenditures.
Environmental regulations mandate, among other things, the maintenance of air and water quality standards, land development, and land reclamation, and set forth limitations on the generation, transportation, storage, and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for mining companies and their officers, directors, and employees. In connection with our current exploration activities or in connection with our prior mining operations, we may incur environmental costs that could have a material adverse effect on financial condition and results of operations. Any failure to remedy an environmental problem could require us to suspend operations or enter into interim compliance measures pending completion of the required remedy.
Moreover, governmental authorities and private parties may bring lawsuits based upon damage to property and injury to persons resulting from the environmental, health, and safety impacts of prior and current operations, including operations conducted by other mining companies many years ago at sites located on properties that we currently own or formerly owned. These lawsuits could lead to the imposition of substantial fines, remediation costs, penalties, and other civil and criminal sanctions, as well as reputational harm, including damage to our relationships with customers, suppliers, investors, governments or other stakeholders. Such laws, regulations, enforcement, or private claims may have a material adverse effect on our financial condition, results of operations, or cash flows.
Lithium and lithium byproduct prices are subject to unpredictable fluctuations.
We expect to derive revenues, if any, from the extraction and sale of lithium and lithium byproducts. The prices of lithium and lithium byproducts may fluctuate widely and are affected by numerous factors beyond our control, including international, economic, and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities, increased production due to new extraction developments and improved extraction and production methods and technological changes in the markets for the end products. The effect of these factors on the prices of lithium and lithium byproducts, and therefore the economic viability of any of our exploration properties, cannot accurately be predicted.
Additionally, new production of lithium hydroxide or lithium carbonate from current or new competitors in the lithium markets could adversely affect prices. In recent years, new and existing competitors have increased the supply of lithium hydroxide and lithium carbonate, which has affected pricing. Further production increases could negatively affect prices. There is limited information on the status of new lithium hydroxide production capacity expansion projects being developed by current and potential competitors and, as such, we cannot make accurate projections regarding the capacities of possible new entrants into the market and the dates on which they could become operational. If these potential projects are completed in the short term, they could adversely affect market lithium prices, thereby resulting in a material adverse effect on the economic feasibility of extracting any mineralization we discover and reducing or eliminating any reserves we identify.
Changes in technology or other developments could adversely affect demand for lithium compounds or result in preferences for substitute products.
Lithium and its derivatives are preferred raw materials for certain industrial applications, such as rechargeable batteries. For example, current and future high energy density batteries for use in electric vehicles will rely on lithium compounds as a critical input. The pace of advancements in current battery technologies, development and adoption of new battery technologies that rely on inputs other than lithium compounds, or a delay in the development and adoption of future high nickel battery technologies that utilize lithium hydroxide could significantly impact our prospects and future revenues. Many materials and technologies are being researched and developed with the goal of making batteries lighter, more efficient, faster charging, and less expensive, some of which could be less reliant on lithium hydroxide or other lithium compounds. Some of these technologies, such as commercialized battery technologies that use no, or significantly less, lithium compounds, could be successful and could adversely affect demand for lithium batteries in personal electronics, electric and hybrid vehicles, and other applications. We cannot predict which new technologies may ultimately prove to be commercially viable and on what time horizon. In addition, alternatives to industrial applications dependent on lithium compounds may become more economically attractive as global commodity prices shift. Any of these events could adversely affect demand for and market prices of lithium, thereby resulting in a material adverse effect on the economic feasibility of extracting any mineralization we discover and reducing or eliminating any reserves we identify.
Our growth depends upon the continued growth in demand for electric vehicles with high performance lithium compounds.
We plan to be one of a few producers of performance lithium compounds that are a critical input in current and next generation high energy density batteries used in electric vehicle applications. Our growth is dependent upon the continued adoption of electric vehicles by consumers. If the market for electric vehicles does not develop as we expect, or develops more slowly than we expect, our business, prospects, financial condition, and results of operations will be affected. The market for electric vehicles is relatively new, rapidly evolving, and could be affected by numerous external factors, such as:
•government regulations and automakers’ responses to these regulations;
•tax and economic incentives;
•rates of consumer adoption, which is driven in part by perceptions about electric vehicle features (including range per charge), quality, safety, performance, cost, and charging infrastructure;
•competition, including from other types of alternative fuel vehicles, plug-in hybrid electric vehicles, and high fuel-economy internal combustion engine vehicles;
•volatility in the cost of battery materials, oil, and gasoline;
•rates of customer adoption of higher performance lithium compounds; and
•rates of development and adoption of next generation high nickel battery technologies.

Our operations may be further disrupted, and our financial results may be adversely affected by the novel coronavirus pandemic.
The COVID-19 pandemic has the potential to continue to pose a material risk to our business and operations. If a significant portion of our workforce or consultants become unable to work or travel to our operations due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders restricting certain activities that may be issued or extended by authorities), we may be forced to reduce or suspend our exploration and development activities.
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
As of December 31, 2022, the effects from the COVID-19 pandemic have not had a material impact on our financial results or operations. However, the effects from the COVID-19 pandemic could have a material impact on our operations, and we will continue to closely monitor the COVID-19 situation.
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
•changes in the demand for, or market price of lithium, lithium hydroxide, or lithium-ion batteries;
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

We incur significant costs as a result of being publicly traded in the U.S. and Australia.
As a company whose common stock is publicly traded in both the U.S. and Australia, we incur significant legal, accounting, insurance, and other expenses related to compliance with applicable regulations. Our management and other personnel devote a substantial amount of time to these compliance initiatives, and we may need to continue to add additional personnel and build our internal compliance infrastructure.
Our common stock is publicly traded on the ASX in the form of CDIs. As a result, we must comply with the ASX Listing Rules. We have policies and procedures that we believe are designed to provide reasonable assurance of our compliance with the ASX Listing Rules. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent non-compliance, we could be subject to liability, fines, and lawsuits. These laws, regulations, and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations, and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
Some provisions of Delaware law and our certificate of incorporation and bylaws may deter third parties from acquiring us or limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our certificate of incorporation and bylaws provide for, among other things:
•a staggered board and restrictions on the ability of our stockholders to fill a vacancy on the Board;
•the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
•advance notice requirements for stockholder proposals;
•a requirement that, except as otherwise provided for or fixed with respect to actions required or permitted to be taken by holders of preferred stock, no action that is required or permitted to be taken by the stockholders may be affected by consent of stockholders in lieu of a meeting of stockholders;
•permit the Board to establish the number of directors;
•a provision that the Board is expressly authorized to adopt, amend, or repeal our amended and restated bylaws;
•a provision that stockholders can remove directors only for cause and only upon the approval of not less than 66 2/3 of all outstanding shares of our voting stock;
•a requirement that the approval of not less than 66 2/3 of all outstanding shares of our voting stock to adopt, amend, or repeal certain provisions of our bylaws and certificate of incorporation; and
•limit the jurisdictions in which certain stockholder litigation may be brought.
These anti-takeover defenses could discourage, delay, or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and cause us to take other corporate actions than desired.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for any complaint asserting any internal corporate claims (including claims in the right of the Company that are based upon a violation of a duty by current or former director, officer, employee, or stockholder in such capacity, or as to which the Delaware General Corporation Law confers jurisdiction upon the Court of Chancery) or a cause of action arising under the Securities Act. This provision shall not apply to suits brought to enforce a duty or liability created by the Exchange Act. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. If a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

We do not anticipate paying dividends in the foreseeable future.
We have not declared any dividends during the year ended December 31, 2022, the six months ended December 31, 2021 or for the years ended June 30, 2021 or 2020, and do not anticipate that we will do so in the foreseeable future. We currently intend to retain future earnings, if any, to finance the development of our business. Dividends, if any, on our outstanding shares of common stock will be declared by and subject to the discretion of the Board on the basis of our earnings, financial requirements and other relevant factors. As a result, a return on your investment will only occur if our common stock price appreciates. We cannot assure you that our common stock will appreciate in value or even maintain the price at which you purchase shares of our common stock. You may not realize a return on your investment in our common stock, and you may even lose your entire investment in our common stock. Therefore, you should not rely on an investment in our common stock as a source for any future dividend income.
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
Global credit and financial markets have experienced extreme disruptions at various points over the last few decades, characterized by diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If another such disruption in credit and financial markets and deterioration of confidence in economic conditions occurs, our business may be adversely affected. If the equity and credit markets were to deteriorate significantly in the future, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our service providers, manufacturers, or other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget.
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
Item 1B.    UNRESOLVED STAFF COMMENTS.
Not Applicable.
Item 2.    PROPERTIES.
We lease our corporate headquarters in Belmont, North Carolina, and we may lease additional office space in Belmont, North Carolina to accommodate our growing workforce. We also lease office space in Cherryville, North Carolina. We own and lease properties in Gaston County, North Carolina, primarily for the principal use of current development activities for Carolina Lithium. We expect to further our principal use to include mining, development and production of lithium hydroxide and other lithium products and byproducts.

In connection with Tennessee Lithium, we hold a contractual option to purchase property, subject to due diligence, located in the North Etowah Industrial Park in the City of Etowah in McMinn County, Tennessee, which is approximately 62 miles southwest of Knoxville, Tennessee and 60 miles northeast of Chattanooga, Tennessee. We have no ownership interest in the property at this time. If purchased, the property would be the site for our planned planned lithium hydroxide conversion plant as well as local office space.
We classify our mineral properties into three categories: “Operating Properties,” “Development Properties,” and “Exploration Properties.” Operating Properties are properties with material extraction of mineral reserves. Development Properties are properties that have mineral reserves disclosed but no material extraction. Exploration Properties are properties that have no mineral reserves disclosed. As of the date of this report we did not own any operating or exploration properties. We have no properties in the production stage and no other properties are considered material under S-K 1300. In addition to our wholly-owned properties, our equity method investments have various projects in multiple stages of development. For a discussion of our non-material properties associated with our equity method investments, see “Equity Method Investment Projects” below.
Tennessee Lithium
Tennessee Lithium is expected to be a world-class lithium hydroxide production facility located within McMinn County in Etowah, Tennessee. With first production targeted by the end of 2025 or 2026, the facility is expected to produce 30,000 metric tons per year of lithium hydroxide, doubling the current estimated U.S. production capacity of 15,000 metric tons per year. The plant is expected to be one of the most sustainable lithium hydroxide operations in the world and among the first to use the innovative Metso:Outotec Pressure Leach Technology. As of December 31, 2022, we did not own any property associated with Tennessee Lithium.
Carolina Lithium
Overview
Carolina Lithium is a development stage project for the mining, development and production of lithium products. The property is located in a rural area of Gaston County, North Carolina, approximately 25 miles northwest of the City of Charlotte. The property is centered at approximately 35°23’20”N 81°17’20”W. The property currently has no known encumbrances. In addition to the information summarized below, you can learn more about Carolina Lithium by reading the Amended Technical Report Summary dated February 27, 2023 (“TRS” or “Amended TRS”) that is attached as Exhibit 96.1 to our Annual Report.
Spodumene Concentrate Operation
The TRS for Carolina Lithium is based on a mine life of 11 years of mineral reserves, with an estimated average annual production of 242,000 metric tons of spodumene concentrate at steady-state.
We believe there is significant opportunity to increase the mineral reserve life of Carolina Lithium beyond 11 years by conversion of existing mineral resources to mineral reserves or by discovery of additional resources within the Carolina Tin-Spodumene Belt within a reasonable trucking or conveying distance to the proposed spodumene concentrator.
Lithium Hydroxide Conversion Operation
The TRS for Carolina Lithium assumes a lithium hydroxide conversion plant, also referred to as a chemical plant, that will be supported with spodumene concentrate produced from our mineral reserves. The lithium hydroxide chemical plant has an estimated production rate of 30,000 metric tons of lithium hydroxide per year.
Our business plan is, upon depletion of our mineral reserves, to continue lithium hydroxide production at Carolina Lithium using spodumene concentrate sourced from offtake agreements, which will allow us to secure spodumene concentrate from alternate sources or from our own mineral reserves if our estimation of mineral reserves was increased in the future.
Operating and Capital Costs
According to the TRS results, our integrated Carolina Lithium project is projected to have an average cash operating cost of approximately $4,844 per metric ton of lithium hydroxide at steady state during the first 10 years of operations, including royalties and exclusive of any byproduct credits, thereby potentially positioning Piedmont Lithium as one of the industry’s lowest-cost producers. The TRS estimates, in accordance with the Association the Advancement of Cost Engineering class 3 level of detail, total capital costs of approximately $1 billion for the construction of the fully integrated Carolina Lithium project, inclusive of potential recovery of byproduct mineral resources.

Ownership and Location
We hold a 100% interest in Carolina Lithium which is located approximately 25 miles north west of Charlotte, North Carolina in the U.S.
History
Carolina Lithium lies within the Carolina Tin-Spodumene Belt. Mining in the belt began in the 1950s with the Kings Mountain Mine, currently owned by Albemarle Corporation, and the Hallman-Beam Mine near Bessemer City, North Carolina, which is currently owned by Martin Marietta Corporation. Both former mines are located within approximately 12 miles of Carolina Lithium to the south, near Bessemer City, North Carolina, and Kings Mountain, North Carolina, respectively. Portions of the project area were explored and excavated to shallow depths in the 1950s as the Murphy-Houser Mine, owned by the Lithium Corporation of America. In 2009, Vancouver based North Arrow Minerals Inc. commenced exploration at the property. In 2016, we began optioning surface and mineral rights at the property and subsequently commenced a renewed exploration effort at the site.
Present Condition, Work Completed, and Exploration Plans
General access to Carolina Lithium is via a network of primary and secondary roads. Interstate highway I‑85 lies 6 miles to the south of the project area and provides easy access to Charlotte Douglas International Airport, which is approximately 19 miles to the east. A rail line borders the property to the northwest. Transport links provide access to Charlotte, which is the largest city based on size and population in North Carolina, within approximately 25 miles from Carolina Lithium. Extensive exploration supports our resource estimate and is comprised of surface mapping and extensive subsurface drilling. Between 2017 and 2021, we completed five phases of exploratory drilling which included a total of 542 core holes amounting to approximately 50 miles to define the Core property deposit. The exploration of Carolina Lithium has been performed by professional geologists in adherence to established operating procedures that have been verified by the qualified person (“QP”). Through the date of this report, exploration has been concentrated on the Core, Central, and Huffstetler deposit areas detailed in Figure 2 below.

Properties
Figure 1
As of December 31, 2022, Carolina Lithium, was comprised of real property and associated mineral rights totaling approximately 3,245 acres, of which approximately:
•162 parcels consisting of 2,277 acres are owned with a book value of $53.2 million;
•1 parcel consisting of 113 acres is subject to long-term leases with a book value of $0.2 million;
•1 parcel consisting of 10 acres is subject to lease-to-own agreements with a book value of $0.5 million; and
•110 parcels consisting of 1,096 acres are subject to exclusive option agreements with a book value of $2.3 million. These exclusive option agreements, upon exercise, allow us to purchase or, in some cases, enter into long-term lease agreements for the real property and associated mineral rights. Our option agreements provide for annual option payments, bonus payments during periods when we conduct drilling, and royalty payments during periods when we conduct mining. Our option agreements generally provide us with an option to purchase the optioned property at a specified premium over fair market value. Upon exercise of our purchase option, our obligation to make annual option payments and bonus payments terminates.
We generally control all the surface and mineral rights for Carolina Lithium under applicable agreements. We also own real property totaling 5 acres in Bessemer City, North Carolina, where we lease a warehouse for core samples from Carolina Lithium, and 61 acres in Kings Mountain, North Carolina, where we hold a synthetic minor air permit and which was the subject of prior technical studies for a planned lithium hydroxide conversion facility.

Figure 2
Mineral Reserves

A “mineral reserve” is an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the QP, can be the basis of an economically viable project. Specifically, mineral reserve is the economically mineable part of a measured or indicated mineral resource, which in our case excludes diluting materials and allowances for losses that may occur when the material is mined or extracted. The term “economically viable,” as used in the definition of reserve, means that the QP has analytically determined that extraction of the mineral reserve is economically viable under reasonable investment and market assumptions.
The term “proven reserves” means the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource. The term “probable reserves” means mineral reserves for which quantity and grade are computed from information similar to that used for proven reserves, but the sites for sampling are farther apart or are otherwise less closely spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.
Proven and probable mineral reserves are based on extensive drilling, sampling, mine modeling, and metallurgical testing from which we determined economic feasibility. The reference point for mineral reserves is the undiluted ore, excluding dilution material, delivered to our spodumene concentrator. The price sensitivity of mineral reserves depends upon several factors including grade, metallurgical recovery, operating cost, and waste-to-ore ratio. The mineral reserves table below lists the estimated metallurgical recovery rate for Carolina Lithium, which includes the estimated recovery of both spodumene concentrate and conversion to lithium hydroxide. The cut-off grade, or lowest grade of mineralization considered economic to process, depends upon prevailing economic conditions, estimated mineability of our deposit, and amenability of the mineral reserve to spodumene concentration and conversion to lithium hydroxide.
Carolina Lithium does not contain any proven mineral reserves at this time. The probable reserve figures presented herein are estimates based on information available at the time of calculation. No assurance can be given that the estimated levels of metallurgical recovery of lithium minerals will be realized. Metric tons of ore containing lithium minerals included in the proven and probable reserves are those contained prior to losses during metallurgical treatment. Reserve estimates may require revision based on actual production. Market fluctuations in the price of lithium hydroxide, as well as increased production costs or reduced metallurgical recovery rates, could render certain proven and probable reserves containing higher cost reserves uneconomic to exploit and might result in a reduction of mineral reserves.
We have reported mineral reserves, prepared in accordance with S-K 1300, as part of our exploration and evaluation activities. As of December 31, 2022, we have reported 18.3 million metric tons of probable mineral reserves at a grade of 1.10% Li2O. We issued our first mineral resource estimate on October 21, 2021 and have not finalized any new estimates. The proven and probable reserve figures presented herein are estimates based on information available at the time of calculation. Mineral resources disclosed in the prior year have been updated to conform with S-K 1300 disclosure requirements. and we have amended the estimated mineral reserve tables below to present resources exclusive of reserves.
A Technical Report Summary with respect to our estimated mineral reserves was filed as an exhibit to our Transition Report for the six-month period ending December 31, 2021. This Technical Report Summary was amended to include certain information as required by Item 1300 of Regulation S-K. The Amended Technical Report Summary dated February 27, 2023, is filed as Exhibit 96.1 to this Form 10-K. We publish reserves annually, and will recalculate reserves if any new significant changes are expected, taking into account metal prices, changes, if any, to future production and capital costs, divestments and depletion as well as any acquisitions and additions during the period.
Probable mineral reserves have been estimated and based on the consideration of pertinent modifying factors, inclusive of geological, environmental, regulatory and legal factors, in converting a portion of the mineral resources to mineral reserves. All converted mineral resources were classified as probable mineral reserves. There were no measured mineral resources defined that could be converted into proven mineral reserves, and no inferred mineral resources were included in the estimation of mineral reserves. A cutoff grade of 0.4% Li2O was used in creation of the block model. An open pit mining method was selected due to the ore body outcropping in several places along the surface. No other mining method was evaluated as part of the mineral reserves estimation. Mine design parameters include overburden batter angle in unconsolidated material of 27 degrees, face batter angle of 75 degrees, inter-ramp slope of 57 degrees, overall slope of 51 degrees, berm width of 31 feet, berm height working 39 feet, berm height final wall of 78 feet, ramp width of 98 feet, ramp grade of 10%, mine dilution of 10%, process recovery for spodumene concentrate of 77%, and minimum mining width of 164 feet.
Operating costs were established using budget pricing from mining contractors based on a request for proposal issued by our third-party consultant, Marshall Miller and Associates, combined with first principles estimates for utilities including electrical service from Duke Energy. Royalties of $1.00 per run-of-mine metric ton are based on the average land option agreement.
Mineral reserves include tonnage estimates for Li2O, Lithium Carbonate Equivalent (“LCE”), whereby one metric ton of Li2O is equivalent to 2.473 metric tons of LCE, and lithium hydroxide monohydrate (“LiOH·H2O”) tonnage, whereby one metric ton of Li2O is equivalent to 2.81 metric tons of LiOH·H2O.
The following tables detail proven and probable reserves reflecting only those reserves attributable to our ownership or economic interest as of December 31, 2022 and 2021, and have been prepared in accordance with S-K 1300.

Carolina Lithium – Estimate of Mineral Reserves (undiluted)
Mineral Reserves Category	Li2O (metric tons)(1)	Grade (Li2O%)	Li2O (metric tons)	LCE (metric tons)	LiOH·H2O (metric tons)	Cut-Off Grade (% Li2O)	Metallurgical Recovery Concentrator (%)(2)	Metallurgical Recovery Conversion Plant (%)(3)
Proven	-	-	-	-	-	0.4	77	91
Probable	18.26	1.10	200,000	495,000	562,000
(1)    Reserves are expressed as tonnages effectively delivered to a run-of-mine (“ROM”) pad, prior to the application of losses and recovery factors (i.e., metallurgical recovery as expressed above) incurred during concentration and conversion. Pricing to support mineral reserve economics is based upon the sale of lithium hydroxide, after the processing of ROM reserves in the Company’s planned spodumene concentrator and lithium hydroxide conversion facilities. Mineral reserves estimated exclusive of the mineral resources (in millions).
(2)    Metallurgical recovery of 77-percent for lithium ore is associated with the production of a 6-percent spodumene concentrate.
(3)    Metallurgical recovery of 91-percent is associated with the production of lithium hydroxide. Revenue streams for financial modeling assume the production and sale of lithium hydroxide at $18,000/ metric ton via the processing of spodumene concentrate derived from ROM mineral reserves.

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
Market fluctuations in the price of lithium hydroxide as well as increased production costs or reduced metallurgical recovery rates, could change future estimates of resources. We have reported mineral resources, prepared in accordance with S-K 1300, as part of our exploration and evaluation activities. As of December 31, 2022, we have reported 25.89 million metric tons of mineral resources, exclusive of mineral reserves, at a grade of 1.06% Li2O.
The resource figures presented herein do not include that part of our resources that have been converted to proven and probable reserves as shown above, as they are reported exclusive of reserves, and have been estimated based on information available at the time of calculation. Key assumptions and parameters relating to the mineral reserves and resources are discussed in Sections 1.9 and 1.10 of the Carolina Lithium project TRS filed as Exhibit 96.1 in this Form 10-K.
Resource models are constrained by a conceptual pit shell derived from a Whittle optimization using estimated block value and mining parameters appropriate for determining reasonable prospects of economic extraction. These parameters include: maximum pit slope of 51° and strip ratio of 12, mining cost of US$2.50/per ton, spodumene concentration cost of US$25/per ton, a commodity value of US$1,893/per ton of SC6 and with appropriate recovery and dilution factors.
The following table details indicated and inferred resources which have been prepared in accordance with S-K 1300 and are solely attributable to our ownership or economic interest as of December 31, 2022 and 2021.

Carolina Lithium – Summary of Mineral Resources Estimate Exclusive of Mineral Reserves
			Li2O%		Quartz		Feldspar		Mica
Cut-Off Grade (% Li2O)(1)			0.4		0.4		0.4		0.4
Metallurgical Recovery (%)			77(2)		50.8		51.1		35.5
Category	Deposit	Metric Tons(3)	Grade (%)	Metric Tons(3)	Grade (%)	Metric Tons(3)	Grade (Li2O%)	Metric Tons(3)	Grade (%)	Metric Tons(3)
Indicated	All properties	9.96	1.14	0.112	29.42	2.93	45.96	4.58	3.96	0.39
Inferred	All properties	15.93	1.02	0.162	29.22	4.66	45.67	7.28	4.03	0.64
(1)     Based on long-term pricing of $1,893/per ton of SC6, $101/per ton of quartz, $54/per ton of feldspar, and $80/per ton of mica. Byproduct mineral resources are estimated only from the spodumene bearing pegmatites which comprise the mineral resource estimate. The Carolina Lithium project does not have byproduct mineral reserves.
(2)    The overall metallurgical recovery from spodumene concentration.
(3)    Mineral resources estimated exclusive of the mineral reserve (in millions).
Comparison of Resources and Reserves as of December 31, 2022 and 2021 and June 30, 2021, and 2020.
We issued our first mineral resource estimate on our North Carolina property in October 2021. No mineral resource estimates were conducted during the current reporting period. We did not have mineral resources estimates or mineral reserves estimates as of June 30, 2021, or 2020. As a result, we are not providing an analysis of changes in estimates for mineral resources and mineral reserves for those periods.
Internal Controls
We have internal controls for reviewing and documenting the information supporting the mineral reserve and mineral resource estimates, describing the methods used, and ensuring the validity of the estimates. These internal control processes were not materially impacted by the adoption of S-K 1300. Information that is utilized to compile mineral reserves and mineral resources is prepared and certified by appropriate QPs and is subject to our internal review process, which includes review by a QP. The QP and management agree on the reasonableness of the criteria for the purposes of estimating resources and reserves. Calculations using these criteria are reviewed and validated by the QP. We recognize the risks inherent in mineral resource and reserve estimates, such as the geological complexity, interpretation and extrapolation of data, changes in operating approach, macroeconomic conditions and new data, among others. Overestimated resources and reserves resulting from these risks could have a material effect on future profitability.
Equity Method Investment Projects
Sayona Mining
We own an equity interest of approximately 14% in Sayona Mining. During the year ended December 31, 2022, we paid $1.4 million to Sayona Mining to acquire additional shares as part of equity offerings by Sayona Mining. As of December 31, 2022, we have invested a total of $20.2 million in Sayona Mining.

Sayona Mining’s lithium assets in Quebec Canada include a 75% equity interest in Sayona Quebec, a 60% equity interest in Northern Hub’s Moblan project, and a 100% equity interest in Lac Albert. Sayona Mining also holds a 100% equity interest in assets in Western Australian including Western Australia Lithium, Western Australia gold projects, and Kimberley Graphite.
Sayona Quebec
We own a 25% equity interest in Sayona Quebec, with Sayona Mining holding the remaining 75% equity interest as discussed above. Sayona Quebec owns the past-producing NAL project, the Authier Lithium project, and the Tansim Lithium project. Through our strategic partnership, Sayona Quebec is prioritizing the manufacturing of lithium products in Quebec and capitalizing on Quebec’s competitive advantages, which include access to skilled labor, strong infrastructure, governmental mining support and zero-carbon, low-cost hydropower. As of December 31, 2022, our investments in Sayona Quebec totaled $44.9 million.
During the year ended December 31, 2022, we made additional cash investments in Sayona Quebec totaling $19.6 million as part of our 25% equity interest contribution for expenditures incurred by Sayona Quebec related to exploration and evaluation activities and NAL for restart activities.
Revenue and expenses of Sayona Quebec and Sayona Mining are not consolidated into our financial statements; rather, our proportionate share of the income or loss of each investee is reported as “Loss from equity method investments in unconsolidated affiliates” in our consolidated statements of operations.
Offtake Agreement
In January 2021, we entered into a long-term offtake agreement with Sayona Quebec. Under the terms of the offtake supply agreement, Sayona Quebec will supply Piedmont Lithium the greater of 113,000 metric tons per year or 50% of Sayona Quebec’s spodumene concentrate production from the combination of NAL and the Authier project. Under the agreement, spodumene concentrate is priced on a market price basis with a floor price of $500 per metric ton and a ceiling price of $900 per metric ton.
Atlantic Lithium
We own an equity interest of approximately 9% in and have a strategic partnership with Atlantic Lithium. As of December 31, 2022, we have invested $16.0 million in Atlantic Lithium.
Atlantic Lithium owns a 100% ownership in Atlantic Lithium Ghana, which owns the Ewoyaa project in Ghana, Africa. Atlantic Lithium Ghana is consolidated by Atlantic Lithium. Revenue and expenses of Atlantic Lithium are not consolidated into our financial statements; rather, our proportionate share of the income or loss of Atlantic Lithium is reported as “Loss from equity method investment in unconsolidated affiliates” in our consolidated statements of operations.
Offtake Agreement
On August 2021, we entered into a long-term offtake agreement for spodumene concentrate with Atlantic Lithium, whereby we can acquire a 50% equity interest in Atlantic Lithium Ghana, and the right to purchase 50% of Atlantic Lithium Ghana’s life-of-mine production of spodumene concentrate by funding over time the exploration and evaluation activities (Phase 1) and development activities (Phase 2) for the Ewoyaa project. We currently estimate our total funding requirement to be approximately $98 million through late 2024 or 2025. Our funding requirement in the Ewoyaa project is split between two phases:
•Phase 1—We have the ability to acquire a 22.5% equity interest in Atlantic Lithium Ghana by funding our share of exploration, evaluation and technical study expenditures currently estimated to be $19 million and, making the election to proceed with Phase 2. We have a cost sharing arrangement with Atlantic Lithium whereby we will pay all costs up to $17.0 million. We will share equally with Atlantic Lithium and costs savings below $17.0 million and any cost overruns above $17.0 million. In the event we do not fully fund our required amount for Phase 1 and make the election to proceed with Phase 2, we will forfeit all cash advances paid to date and lose our ability to acquire a 22.5% equity interest in Atlantic Lithium Ghana.
•Phase 2—We have ability to acquire an additional 27.5% equity interest in Atlantic Lithium Ghana by funding our share of development expenditures, currently estimated to be $98 million. We will share equally with Atlantic Lithium any cost savings below $70.0 million and any cost overruns above $70.0 million. In the event we do not fully fund our required amount for Phase 2, we will forfeit all cash advances paid to date for Phase 1 and Phase 2 and all equity interests in Atlantic Lithium Ghana.
As of December 31, 2022, cash payments to Atlantic Lithium for Phase 1 of the Ewoyaa project totaled $17.0 million and are reported as “Non-current assets” in the consolidated balance sheets (See Note 5—Other Assets).
Pricing for the offtake supply of spodumene concentrate will be at market rates at the time of purchase. Under the offtake agreement, spodumene concentrate is priced on a CIF, China market price basis less ocean freight and insurance on a net back basis to free on-board vessel (Incoterms 2020) at the Port of Takoradi, Ghana.
Equity Method Investment Properties
The information provided below was derived from information publicly disclosed by each such investee company.

Quebec Properties
Sayona Quebec’s assets are comprised of three wholly-owned projects as follows: NAL which is in the development stage, the Authier project (“Authier”) which is in the development stage, and the Tansim project (“Tansim”) which is in the exploration stage.

SYA Northern Hub
SYA Abitibi Hub
MOBLAN PROJECT
road 113
Moblan Concentrator
AUTHIER PROJECT
LEBEL-SUR-QUÉVILLON
Abitibi Refinery LiOH
AMOS
SENNETERRE
ROUYN-NORANDA
VAL-D'OR
NAL Concentrator
NAL Refinery Carbonate
NORTH AMERICAN LITHIUM PROJECT
TANSIM PROJECT
road 117
MONT-LAURIER
MANIWAKI
NORTH-BAY
road 11
road 148
Bécancour Refinery LiOH
A50

Figure 3
North American Lithium
NAL was acquired by Sayona Quebec in August 2021. NAL is comprised of 19 contiguous claims covering 1,438 acres and one mining lease covering approximately 1,729 acres. NAL is situated in La Corne township in Quebec’s Abitibi region. The project is located approximately 20 miles from Authier near Val-d’Or, a major mining city in Quebec.
NAL is a brownfield open pit mining operation with a concentrator and a carbonate plant. Prior to acquisition by Sayona Quebec, more than CAD $400 million was invested in NAL. NAL receives most of its power from hydroelectricity and is well serviced by provincial highways and an all-weather secondary road. Restart activities have commenced at NAL with the expectation of commencing spodumene concentrate production in the first half of 2023. NAL holds all of the material permits required to restart operations.
Authier
Authier is located approximately 28 miles northwest of the city of Val-d’Or. Val-d’Or is located approximately 290 miles northwest of the city of Montreal. Authier is easily accessible by a rural road network that is connected to a national highway a few miles east of the project site. The project area comprises 19 mineral claims totaling 1,613 acres and directionally extends 2 miles east-west and 2 miles north-south. The mineral claims are located over Crown Lands, which is land owned by the Province of Quebec.

N
2247100
2247101
2219208
2219209
2240226
2240227
2219207
2116154
2116155
2116156
2183454
2183455
2194819
2116146
2192470
2192471
2195725
2187651
2219206
0
500
1000m
Authier Lithium Deposit

Figure 4
The deposit is hosted in a spodumene-bearing pegmatite intrusion. The deposit is 2,707 feet long, striking east-west, with an average thickness of 82 feet, minimum 13 feet and maximum 180 feet, dipping at 40 degrees to the north. The current pit optimization has the mineralization extending down to 656 feet depth but the deposit remains open in all directions.
Authier has been subject to more than 19 miles of drilling. Between 2010 and 2012 Glen Eagle, the previous tenement holder, completed over 6 miles of diamond drilling in 69 diamond drill holes (“DDH”) of which 5 miles were drilled on the Authier deposit; 1,998 feet (five DDH) were drilled on the northwest and 1,385 feet on the south-southwest of the property. Sayona Quebec announced the completion of three phases of drilling totaling more than 6.5 miles in 81 DDH. All the holes completed by Sayona Quebec have used standard DDH diameter size, using a standard tube and bit.

Sayona Quebec continues to closely engage with all stakeholders concerning Authier’s development by, among other things, holding information sessions and consultations with local municipalities, landowners, First Nations communities, nongovernmental organizations and other stakeholders.

Sayona Quebec progressed a revised Environmental Impact Study (“EIS”) in accordance with Québec’s regulatory requirements. The EIS is a rigorous scientific study containing all the necessary documentation to satisfy the necessary legal and regulatory requirements. In January 2020, Sayona Quebec submitted the revised EIS to Québec’s Ministry of the Environment and the Fight against Climate Change (“MELCC”). The plan for NAL to process ore from Authier may impact the requirements for approvals under the Quebec Bureau d’Audiences Publiques Sur l’Environnement (“BAPE”) process. Regardless, Sayona Quebec will continue the development of the Authier project under strict guidelines to minimize impacts on the environment, including reducing wind and water erosion, promoting revegetation and optimizing water management practices.
Tansim
Tansim is situated 51 miles south-west of Authier. Tansim comprises 355 mineral claims spanning 50,749 acres and is prospective for lithium, tantalum, and beryllium.

Mineralization is hosted within spodumene-bearing pegmatite intrusions striking east-west, dipping to the north, and hosted by metasedimentary – metavolcanic rocks of the Pontiac sub-province. The main prospects are Viau-Dallaire, Viau and Vezina. The potential quantity and grade of the exploration target is uncertain as there has been insufficient exploration to estimate a mineral resource, and it is uncertain if further exploration will result in the estimation of a mineral resource.

Northern Hub Properties

Sayona Mining’s Northern Hub assets include the jointly-owned Moblan project (“Moblan”) and wholly-owned Lac Albert project (“Lac Albert”), in which we have an equity interest through our approximate 14% ownership in Sayona Mining, as noted above.
Figure 5

Moblan
Moblan is jointly-owned by through a 60% equity interest by Sayona Mining and a 40% equity interest by SOQUEM Inc, a wholly-owned subsidiary of Investissement Québec. Moblan is in the development stage, and is located in the Eeyou-Istchee James Bay region of northern Québec, a proven lithium mining province that hosts established, world-class lithium resources, including Nemaska Lithium’s Whabouchi Mine. The area is well serviced by key infrastructure and transport and has access to low-cost, environmentally friendly hydropower.

Moblan is host to high-grade spodumene mineralization in a well-studied proven deposit with more than 10 miles of diamond drilling. The project covers approximately 1,070 acres for a total of 20 claims. In January 2022, Sayona Mining announced the opportunity to expand the mineralization outside the existing proven resource envelope and the commencement of a major drilling program at the project in partnership with SOQUEM. In April 2022, Sayona Mining announced the discovery of a significant new southern lithium pegmatite zone, the Moblan South Discovery. The following month Sayona Mining announced the discovery of multiple new mineralized lithium pegmatites at Moblan South, South East Extension, Moleon and extensions to the Main Moblan lithium deposit. As of October 2022, Sayona Mining had completed approximately 17 miles of drilling at the project.

In October 2022, Sayona Mining launched a pre-feasibility study (“PFS”) for Moblan, targeting the development of a lithium mine and a concentrator. The PFS will be conducted by InnovExplo, a Quebec company, with a target completion date in May 2023, followed by a definitive feasibility study expected by September 2023.

LEGEND
Pyroxinite
Pegmatite
Gabbro
Basalt
Volcanoclastic intermediate
Volcanoclastic felsic
Exploration drill hole - 2022
Historic exploration drill hole
Fault
Road
506000 E
507000 E
508000 E
5621000 N
5620000 N
N
Section 506700E
DDH 125
DDH 155
DDH 144
DDH 151
DDH 137
DDH 145
DDH 154
DDH 134
Moblan Main Dyke Resource Extension Drilling
South Discovery Prospect
South East Extension Prospect
Moblan East - Moleon Prospect
0
500m
MOBLAN PROJECT GEOLOGY & DRILLING

Figure 6
Lac Albert

In January 2022, Sayona Mining announced the acquisition of 121 new claims in the vicinity of Moblan known as Lac Albert, which is in the exploration stage. Located 2 miles west of the Moblan project and within the same proven lithium mining province, the new claims span 16,282 acres.

Past work has been limited and the geology of the new claim area at Lac Albert is poorly understood. Glacial moraines obscure a significant portion of the area. In May 2022, a till and soil sampling program was undertaken at Lac Albert and mapping of outcrops and boulders was completed. The identified pegmatite occurrences are located in an area with favorable access and proximity to the Route Du Nord, an all-weather regional highway. The area of the new claims is displayed in Figure 6 above.

Western Australia Properties

We have an equity interest of approximately 14% in Sayona Mining’s Western Australian exploration stage properties via our equity stake in Sayona Mining as noted above.

Sayona Mining owns a 100% economic interest in certain properties in Western Australia. Sayona Mining’s leases in Western Australia cover 264,895 acres and comprise lithium, gold and graphite tenure in the Pilbara, Yilgarn and East Kimberley regions. All of Sayona Mining’s Western Australia projects are in the exploration stage.

The Pilbara projects comprise 12 lithium leases totaling 230,548 acres in the Pilgangoora lithium district of Western Australia, with 10 of the tenements also having associated gold rights. These are proximal to the De Grey Mining’s Mallina Gold project, which includes the Hemi gold discovery.

Of the 12 Pilbara tenements with lithium rights, nine are subject to an earn‐in agreement, whereby Morella Corporation Limited (“Morella”), listed on the Australian stock exchange and previously known as Altura Mining, is carrying out exploration to earn an equity interest. The three remaining tenements are held within Sayona Mining’s wholly-owned lithium exploration portfolio.

Port Hedland
N
E 45/5289
Strelley West
E 45/5904
Mac Well
E 45/5288
Strelley
E 47/3829
Deep Well
Au, Li - 100% SYA
Hemi Gold Discovery
(De Grey Mining)
E 45/2364
Tabba Tabba
Li - 100% SYA
E 47/3950
Mt Dove
E 47/2983
Mallina
E 45/5817
Indee
E 45/4703
Tabba Tabba East
E 45/4716
Red Rock
Au, Li - 100% SYA
Pilgangoora Lithium Mine
(Pilbara Minerals)
Wodgina Lithium Mine
(MinRes/Albemarle)
E 45/4726
West Wodgina
E 47/3802
Friendly Creek
LEGEND
Sayona tenement (gold and lithium)
Sayona tenement (lithium only)
Morella Corp. has an earn-in right for Lithium on all tenements except where otherwise noted
Road
Rail
0
10
20km

Figure 7
Pilbara Lithium Tenements
In 2021, Morella commenced an earn-in agreement with Sayona Mining covering eight tenements including the Mallina, Tabba East, and Strelley areas, all in the Pilgangoora lithium district, and two tenements in the South Murchison. Morella is required to fund AUD $1.5 million for exploration activities within three years to earn a 51% equity interest.

Mallina Project (E47/2983)—The Mallina Project is the most advanced of Sayona Mining’s Pilbara portfolio. Multiple zones of spodumene pegmatites have been identified within a 6,178 acre zone. The pegmatites occur in three main swarms: the western Discovery prospect, the central Area C prospect and the Eastern Group pegmatites. Mapping has confirmed the pegmatites can be extensive, with the Eastern No.2 pegmatite being over 4,265 feet in strike extent and up to 66 feet in thickness.

During Sayona Mining’s fiscal year ended June 30, 2022, Morella reported significant progress at the Mallina Project with the completion of a targeted deep drilling program. In total, three reverse circulation (“RC”) holes for 1,411 feet and four diamond core holes, including two core tail extensions to RC drilling, were completed for 2,728 feet. Fine grained spodumene quartz intergrowths within aplite intrusive intervals were observed in the drill core. RC chips and drill core were logged on site and samples have been prepared for mineralogical studies and geochemical assay work to be completed at a laboratory in Perth, Australia. Results are pending.

Mt. Edon Project (E59/2092)—The Mt. Edon Project is located in the South Murchison covers the southern portion of the Payne’s Find greenstone belt and hosts an extensive swarm of pegmatites. During Sayona Mining’s fiscal year ended June 30, 2022, Morella commenced exploration activities, mapping a total of 53 pegmatite outcrops. Rock chip assay results indicate the potential of the area for lithium mineralization.

Pilbara Gold Tenements
Sayona Mining’s Pilbara gold leases are prospective for intrusion related gold mineralization, similar in style to that identified at the Hemi gold discovery. This style of mineralization is hosted within altered late stage high‐magnesium diorites. Sayona Mining’s tenement portfolio remains effectively untested for its gold potential with large areas masked by superficial cover.
Figure 8
Mt. Dove Project (E47/3950)—The Mt. Dove project is within 3 miles of De Grey’s greater Hemi project area, a 19-mile trend which includes Hemi and adjacent intrusions. During the year, airborne magnetic surveys and geological mapping were undertaken which identified magnetic features for drill testing.

Sayona Pilbara Lithium Exploration

Sayona Mining holds the lithium rights at the Deep Well, Tabba Tabba, and Red Rock tenements which cover a total of 82,533 acres.

Deep Well Project (E47/3829)—The Deep Well project covers an area of 29,405 acres to the west of Port Hedland. Interpretation of new high resolution geophysical data, covering the entire lease area, has identified 11 discrete magnetic anomalies. A 60-hole air-core drilling program, completed a total of 60 DDH for 5,502 feet. Drill samples have been submitted for gold, lithium and multi-element analysis. Results are pending. Drilling targeted magnetic features that display similarities to the Hemi style of intrusion-related gold mineralization. The T1, T2, T3, T7, T12a and T12b targets were tested. Planning for follow up reverse circulation drilling is underway.

Tabba Tabba Project (E45/2364)—The Tabba Tabba project is located north of the Pilgangoora lithium mining area in a region of historic tin and tantalum mining. It comprises six tenements covering 145,297 acres, located 25 miles to the north of the Pilgangoora lithium mining area. The main Tabba Tabba tenement, E45/2364 (lithium rights only), is centered in an area of historic tin and tantalum mining. Spodumene pegmatite has been identified in adjacent tenure and the Tabba Tabba project provides exposure to the area’s emerging lithium prospectivity. Soil geochemistry and geological mapping has identified pegmatite and geochemical anomalies and planning for drill testing of these features in the 2022 season are advanced.

Red Rock Project, (E45/4716)—During Sayona Mining’s fiscal year ended June 30, 2022, a geological and regolith terrain mapping study was undertaken over the tenements area, identifying a north-east trading structural corridor extending from Pilgangoora in the south. As a first pass test for lithium and gold mineralization, a soil geochemical sampling program was completed over a 6 mile extent to this target zone. Once results are returned they will be assessed for potential targets for drill testing.

Kimberley Graphite Project
Past exploration by Sayona Mining has identified graphite mineralization within an 16 mile strike extent of the Corkwood geochemical and geophysical anomaly. The target is structurally deformed, higher grade graphite portions of the stratigraphy with the potential to host coarse flake, high purity graphite mineralization.

Sayona Mining is planning further drill testing of the mineralization to obtain samples for metallurgical and beneficiation testwork.

402,500mE
412,500mE
Rock Graphite %
7.5 to 100
5 to 7.5
4 to 5
3 to 4
1 to 3
0 to 1
Corkwood Ni-Cu-Co Prospect
2015 Rock sampling (10 samples)
averages 5.38% TGC
Snowbird Prospect
Drilling to 54m @ 3.05% TGC
E80/4949
Flying Ant Prospect
Drilling to 109m @ 1.84% TGC
8,082,500mN
E80/4511
Windrush Prospect
Drilling to 19m @ 4.52% TGC
8,075,500mN
Area Of December 2018 Rock Sampling
Rock sampling to
8.01% TGC
Corkwood Graphite Project
Results to December 2018
8,070,000mN
Image is Channel 45 VTEM Electromagnetics
Red and purple colours are areas of high conductivity
Drilling was carried out December 2015
E80/4949
E80/4511
0km
2km

Figure 9
Ghana
Ewoyaa
Ewoyaa is an exploration stage project for the mining, development and production of spodumene concentrate located on the south coast of Ghana and covers an area of approximately 348 square miles. As noted above, we can acquire an equity interest of 50% in Ewoyaa via Atlantic Lithium Ghana through future staged investments.
Ewoyaa includes the Ewoyaa, Abonko, and Kaampakrom deposits, and is located in Ghana, West Africa, approximately 62 miles southwest of the capital of Accra. The project area is immediately north of Saltpond, in the Central Region, and falls within the Mfantseman Municipality where Saltpond is the district capital. See Figure 10 below.
Access to the site from Accra is along the asphalt N1 Accra-Cape Coast-Takoradi Highway which runs along the southern coastal boundary of the project. Several laterite roads extend northwards from the highway and link communities in the project area. The deep-sea Port of Takoradi is within 68 miles west of the Ewoyaa site and accessible via the same highway. See Figure 10 below.

Figure 10: Ewoyaa location and tenure, showing proximity to Takoradi Port, highway and grid power.
The topography of the project varies with steep hills surrounding low-lying valleys throughout the proposed mining area. The terrain of the project area rises sharply from a narrow coastal plane to an undulating peneplane where elevation ranges from 66 feet to 394 feet above mean sea level.
Ghana is a republic within the Commonwealth. Ghana gained independence from colonial Britain in 1957, being the first sub-Saharan African country in colonial Africa to do so. Despite some turbulent history in the first decades following independence, Ghana has emerged since the 1990s as a stable, multi-party democracy.
Figure 11: High voltage power transmission lines, bitumen highway and deep-sea Takoradi port close to project site.
Ewoyaa covers two contiguous exploration licenses, the Mankessim (RL 3/55) and Mankessim South (RL PL3/109) licenses. The Mankessim is a joint-venture, with the license in the name of the joint-venture party, Barari DV Ghana; document number 0853652-18. The Mineral Prospecting License was renewed on July 27, 2021 for a further three-year period valid through July 26, 2024. Mankessim South is a wholly-owned subsidiary of Green Metals Resources. A Mineral Prospecting License was renewed on February 19, 2020 for a further three-year period through February 18, 2023. The tenement is in good standing with no known impediments. Ewoyaa is the subject of a mining lease application submitted to the Minerals Commission of Ghana and announced by Atlantic Lithium on October 13, 2022.

Item 3.    LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 14—Commitments and Contingencies of the consolidated financial statements contained in this Annual Report and is incorporated herein by reference.
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
Based on information known to us, as of February 24, 2023, we had outstanding 19,182,063 shares of our common stock held by 9 stockholders of record in the U.S. Of such shares 3,978,919 were held in Australia in the form of CDIs.
Stock Performance Graph
The following graph depicts the total return to shareholders of PLL for the last three years to the performance of the Russell 2000 (“RUT-RUX”) and the Global X Lithium & Battery Tech ETF (“LIT”). The graph assumes an investment of $100 in our common stock and each index on December 31, 2019. The stock performance shown in the graph is not necessarily indicative of future price performance.

COMPARISON OF 3 YEAR CUMULATIVE TOTAL RETURN
Among PLL, RUT-RUX, and LIT
$1,100
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$—
12/31/19
12/31/20
12/31/21
12/31/2022
PLL
RUT-RUX
LIT

Equity Compensation Plans
See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for the information required by Item 201(d) of S-K 1300 regarding equity compensation plans.
Dividends
We have not declared any dividends during the year ended December 31, 2022, the six months ended December 31, 2021, or years ended June 30, 2021 or 2020, and we do not anticipate that we will do so in the foreseeable future. We currently intend to retain future earnings, if any, to finance the development of our business. Dividends, if any, on outstanding shares of our common stock will be declared by and subject to the discretion of the Board on the basis of our earnings, financial requirements, and other relevant factors.

Item 6.    [Reserved].
Not applicable.
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in our Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in our Annual Report particularly those in the sections entitled “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements,” and “Cautionary Note Regarding Disclosure of Mineral Properties.”
This management’s discussion and analysis is a supplement to our financial statements, including notes, referenced elsewhere in our Annual Report and is provided to enhance your understanding of our operations and financial condition. This discussion is presented in millions, and due to rounding, may not sum or calculate precisely to the totals and percentages provided in the tables.
Cautionary Note to Investors
In the U.S., we are governed by the Exchange Act, including Regulation S-K 1300 thereunder. Sayona Mining and Atlantic Lithium, however, are not governed by the Exchange Act and from time-to-time report estimates of “measured,” “indicated,” and “inferred” mineral resources as such terms are used in the JORC Code. In March 2022, our partner, Atlantic Lithium, published a JORC Code mineral resource estimate update for Ewoyaa. Also in March 2022, our partner, Sayona Mining, published a JORC Code mineral resource estimate update for Authier and NAL. Although S-K 1300 and the JORC Code have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, they at times embody different approaches or definitions. Consequently, investors are cautioned that public disclosures by Sayona Mining, Atlantic Lithium, or us of measures prepared in accordance with the JORC Code may not be comparable to similar information made public by companies subject to S-K 1300 and the other reporting and disclosure requirements under the U.S. federal securities laws and the rules and regulations thereunder.
Executive Overview & Strategy
Piedmont Lithium is a U.S. development stage company whose aim is to become one of the leading producers of lithium hydroxide in North America. As the world, the American government, and industries mobilize to support global decarbonization through the electrification of transportation, we are poised to become a critical contributor to the U.S. electric vehicle and battery manufacturing supply chains.
Since 2021, electric vehicle and battery companies have announced commitments to new or expanded manufacturing operations across the U.S., which exponentially and rapidly drove the domestic demand for lithium over the next decade, far beyond current or projected capacity. Piedmont Lithium, as a U.S. based company, is well positioned to benefit from federal policies and funding established to facilitate the expedited development of the domestic supply chain and clean energy economy, while strengthening national energy security. A challenge faced by the industry is that while manufacturing facilities for electric vehicles, batteries, and related components typically can be constructed in 2-3 years, the development of lithium resources, from exploration to production is often a much longer time-frame. We believe that time, specifically this development timeline disparity, is the greatest risk to the emerging electrification industry.
We have spent the past six years developing a portfolio of four projects, including wholly-owned Tennessee Lithium and Carolina Lithium, and strategic investments in Quebec with Sayona Mining and Sayona Quebec, and in Ghana with Atlantic Lithium, to support growing U.S. lithium demand. Our strategic investments in Sayona Mining and Sayona Quebec offer the potential for near-term supply of spodumene concentrate to the market with first shipments from NAL expected in the second half of 2023. Our investment in Ewoyaa in Ghana is expected to produce spodumene concentrate by the end of 2024 or the first half of 2025 and we anticipate that this will serve as the primary feedstock for Tennessee Lithium. Our operation in Tennessee is being designed to produce 30,000 metric tons of lithium hydroxide annually with planned production commencing in either later 2025 or the first half of 2026. Carolina Lithium is located within a world-class, historic lithium resource in North Carolina. This integrated spodumene-to-hydroxide project is being developed to produce 30,000 metric tons of lithium hydroxide commencing in late 2026 or in the first half of 2027. Altogether, Piedmont Lithium is currently positioned to produce an estimated 60,000 metric tons of lithium hydroxide annually, which would be significantly accretive to today’s total estimated U.S. annual production capacity of just 15,000 metric tons.

The Company’s lithium hydroxide capacity and revenue generation is expected to be supported by production and offtake rights of approximately 500,000 metric tons of spodumene concentrate.
Our projects and strategic investments are being developed on a measured timeline to provide the potential for near-term cash flow and long-term value maximization as we continue to evaluate opportunities to further expand our resource base and production capacity. The timelines described above are subject to obtaining permits, approvals, and funding.
As we continue to advance our goal of becoming one of the leading producers of lithium resources in North America, we expect to capitalize on our competitive strengths, including the potential for significant near-term offtake and revenue generation, scale and diversification of lithium resources, advantageous locations of projects and assets, access to a variety of potential funding options, opportunities to leverage our greenfield projects, and a highly experienced management team. Advancements that have been made in this effort are highlighted below.
Highlights of Corporate and Project Advancements
Corporate
We continue to engage in activities to strengthen our financial position and business strategy, including support for the development and expansion of our portfolio of projects, strategic investments, and corporate operations.
Recent highlights include:
•In February 2023, we received $75 million from LG Chem as a part of their strategic investment in Piedmont Lithium. In exchange LG Chem received 1,096,535 newly issued shares of Piedmont Lithium’s common stock at an approximate price of $68.40 per share. Upon closing, LG Chem owned approximately 5.7% of Piedmont Lithium’s common shares.
•In March 2022, we raised $122.1 million in net proceeds through the issuance of 2,012,500 shares of common stock under our shelf registration statement primarily for purposes of supporting continued growth of our corporate structure, and advancing each of our projects and strategic investments including:
◦Sayona Quebec’s restart of NAL in Quebec, Canada;
◦Atlantic Lithium’s continued progress towards the completion of a definitive feasibility study and final investment decision for Ewoyaa;
◦Tennessee Lithium’s continued FEED and permitting activities; and
◦Land acquisitions, permitting activities, and local approvals for Carolina Lithium.
Quebec
We own an equity interest of approximately 14% in Sayona Mining and are a 25% equity partner in Sayona Quebec with the remaining 75% equity interest owned by Sayona Mining. Sayona Quebec owns a portfolio of projects, which include NAL, Authier, and Tansim. We hold an offtake agreement with Sayona Quebec for the greater of 113,000 metric tons per year of SC6 or 50% of production from NAL purchased at a price ceiling of $900 per metric ton. First shipments are targeted for the second half of 2023. We believe opportunity exists for our investments in Quebec to generate revenue in 2023 through production and offtake of spodumene concentrate to LG Chem and Tesla.
Recent highlights include:
•In February 2023, we entered into a spodumene concentrate offtake agreement with LG Chem, which commits us to sell 200,000 metric tons of spodumene concentrate from our offtake agreement with Sayona Quebec. The term of the agreement expires four years from the date of first shipment which is expected to occur in the third quarter of 2023 with final shipment expected in the third quarter of 2027. Pricing for the agreement is determined by a market-based mechanism.
•In January 2023, we entered into an amended offtake agreement with Tesla to provide spodumene concentrate from NAL in Quebec. The agreement commits us to sell 125,000 metric tons of spodumene concentrate from our offtake agreement with Sayona Quebec. The three-year agreement commences in the second half of 2023 and can be extended for an additional three years upon mutual agreement. Pricing for the agreement is determined by a market-based mechanism.

•In December 2022, NAL received the final material permit required to restart operations, paving the way for an expected restart in the first half of 2023. The restart project is entirely funded from pro-rata cash contributions by Sayona Mining and Piedmont Lithium, with each party having completed significant capital raises in the first half of 2022.
•In June 2022, Piedmont Lithium and Sayona Mining formalized restart plans for NAL in Quebec, including approximately $80 million in operational upgrades aimed at improving product quality and plant utilization. Long-lead equipment was ordered, and detailed design engineering commenced in late 2021 based on our jointly planned timeline.
•In May 2022, our partner, Sayona Mining, published a pre-feasibility study for the restart of spodumene concentrate operations for NAL.
•In February 2022, we completed a preliminary economic assessment for a proposed merchant lithium hydroxide conversion plant (Tennessee Lithium) to expand our planned manufacturing capacity in the U.S. to 60,000 metric tons of lithium hydroxide per year. The results of our preliminary economic assessment demonstrate the potential for us to expand our lithium hydroxide manufacturing business from our existing spodumene concentrate offtake agreement with Atlantic Lithium and Sayona Quebec as well as from market sources.
Ghana
We own an equity interest of approximately 9% in Atlantic Lithium and we are earning a 50% equity interest in Atlantic Lithium’s Ghana’s spodumene projects in Ghana, West Africa, which includes Ewoyaa, their flagship project located approximately 70 miles from the Port of Takoradi. We hold an offtake agreement with Atlantic Lithium for 50% of annual production of spodumene concentrate at market prices on a life-of-mine basis from Ewoyaa. Atlantic Lithium is expected to produce a definitive feasibility study in the first half of 2023. As part of our strategy, we expect to transport our 50% offtake of spodumene concentrate from Ewoyaa to the U.S. to serve as the primary feedstock lithium hydroxide conversion at Tennessee Lithium.
Recent highlights include:
•In October 2022, Atlantic Lithium announced it had submitted the mining lease application for Ewoyaa to the Minerals Commission of Ghana. We expect construction of the mine and concentrator to begin in 2023 and production of spodumene concentrate to begin in late 2024 or the first half of 2025, subject to receipt of the mining lease, approval of environmental studies, and other statutory requirements.
•In September 2022, Atlantic Lithium announced the successful completion of a prefeasibility study for Ewoyaa, demonstrating spodumene concentrate production using dense medium processing technology.
Tennessee Lithium
Tennessee Lithium is being designed as a world-class lithium hydroxide facility in America’s emerging “Battery Belt” and is expected to add 30,000 metric tons per year of lithium hydroxide production capacity to the U.S. supply chain.
Recent highlights include:
•In October 2022, Piedmont Lithium was selected for a $141.7 million grant from the DOE to expand domestic manufacturing of batteries for electric vehicles and the electrical grid and for materials and components currently imported from other countries. The funding is tied specifically to the construction of Tennessee Lithium.
•In October 2022, we submitted our construction and operating conditional major Non-Title V Air Permit application for Tennessee Lithium to the Tennessee Department of Environment and Conservation (“TDEC”). The TDEC Air Pollution Control Division notified us in February 2023 that our application had been deemed complete.
•In September 2022, we selected Etowah, Tennessee in McMinn County as the location for our lithium hydroxide merchant plant (Tennessee Lithium). Also in September 2022, we awarded Tennessee Lithium’s FEED contract to Kiewit, a leading U.S. based EPC firm. Kiewit is supported by Primero, an EPC firm specialized in lithium projects. We expect FEED, which commenced shortly after the contract award, to be completed in the first half of 2023. Permit applications for Tennessee Lithium are progressing, and subject to receipt of all material required permits as well as the completion of FEED and project financing, we expect to sign an EPC contract for the construction of Tennessee Lithium. Contingent upon the timely receipt and completion of items discussed above, we expect to begin construction in 2023 with first production of lithium hydroxide targeted in late 2025 or the first half of 2026.

Carolina Lithium
Carolina Lithium is located within a world-class resource in the Carolina Tin-Spodumene Belt and is being designed as a fully integrated project with mining, spodumene concentrate production, and lithium hydroxide conversion on a single site in Gaston County, North Carolina. Carolina Lithium is expected to produce 30,000 metric tons per year of lithium hydroxide. We are currently engaged in permitting activities with state and local representatives and our goal is to obtain the necessary permits in 2023, with rezoning to follow receipt of a mine permit, commence construction following rezoning and necessary local approvals, and begin production of lithium hydroxide in late 2026 or the first half of 2027.
Recent highlights include:
•We submitted our mining permit application to the NCDEQ DEMLR in August 2021. In January 2022, DEMLR requested additional information from the Company in connection with our mining permit application. We have received an extension of time request until May 2023 to allow Long Creek Wastewater Treatment Facility the necessary time to complete their background study regarding proposed treatment of water flow from Carolina Lithium.
•A Prevention of Significant Deterioration–Title V Air Permit application has been submitted to the NCDEQ Division of Air Quality and was deemed complete in February 2023.
•We continue to engage with neighbors, community members, leaders, and organizations to communicate with them about the proposed project and to support the communities in which we live, work, and play. We have contributed approximately $300,000 since 2020 and have contributed extensive volunteer time to Gaston County local organizations and non-profits.
Market Outlook
The demand for electric vehicles continues to accelerate as many jurisdictions around the world have legislated to shifting new car fleets away from internal combustion engines and toward electric vehicles. These electric vehicles will use batteries, nearly all of which are expected to be lithium-based batteries. Our strategy is to develop resources and processing capabilities that support the opportunity to meet the demands of our customers across the electric vehicle supply chain. Car manufacturers have committed significant capital investments totaling more than $1 trillion across the electric vehicle supply chain to electrify their fleets by 2030. Many of the major car manufacturers have plans to build facilities in the U.S. to produce both lithium-ion batteries and electric vehicles that will require a supply of lithium products.
Lithium products are expected to be in a supply deficit in the coming years due to the projected adaption to electric vehicles as presented in the graph below:
__________________________
Source: Benchmark Mineral Intelligence Q4 Forecast - January 2023.

The outlook for global sales of new electric vehicles (units in millions) and the global penetration rate of new electric vehicles sold compared to total new vehicles sold are presented in the table below:

	2023	2024	2025	2026	2027	2028	2029	2030	2031	2032
Sales of new electric vehicles	14.4	18.5	22.5	26.4	30.3	34.4	39.0	44.1	48.5	52.6
Penetration rate	17%	20%	23%	26%	29%	33%	36%	40%	43%	47%
__________________________
Source: Rho Motion Electric Vehicle Battery Outlook as of January 2023.
Note: Periods in the tables above are calendar year periods.
COVID-19 Response
To protect the health and safety of our employees, contractors, visitors and communities, we implemented a comprehensive plan in response to the COVID-19 pandemic. Our plan included policies and protocols governing issues such as close contact exposure and contraction of COVID-19 and other communicable diseases, providing employees with additional personal protective equipment, and allowing our employees to work remotely. We have provided paid time off for employees impacted by COVID-19, reimbursed employees for costs associated with COVID-19 testing, provided time for employees to get vaccinated, and encouraged flexible work schedules to accommodate personal and family needs. While the outbreak recently appeared to be trending downward, particularly as vaccination rates increased, new variants of COVID-19 continue emerging, including the Omicron variants, spreading throughout the U.S. and globally and causing significant disruptions. While our business has not been materially impacted, the global economy, and our markets have been, and may continue to be, materially and adversely affected by COVID-19. Though availability of vaccines and reopening of state and local economies has improved the outlook for recovery from COVID-19's impacts, the impact of new, more contagious or lethal variants that may emerge, and the effectiveness of COVID-19 vaccines against variants and the related responses by governments, including reinstated government-imposed lockdowns or other measures, cannot be predicted at this time. Both the health and economic aspects of the COVID-19 pandemic remain highly fluid and the future course of each is uncertain. We cannot foresee whether the outbreak of COVID-19 will be effectively contained on a sustained basis, nor can we predict the severity and duration of its impact. If the impact of COVID-19 is not effectively and timely controlled on a sustained basis going forward, our business operations and financial condition may be materially and adversely affected by factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations. We will continue to monitor guidelines and recommendations from the U.S. Center for Disease Control and Prevention and the World Health Organization as well as from local, state and federal governments.
Change in Fiscal Year End
Effective January 1, 2022, we changed our fiscal year end from June 30 to December 31. The six-month period from July 1, 2021 to December 31, 2021 served as a transition period. Our fiscal year 2022 commenced on January 1, 2022 and ended on December 31, 2022.
Components of our Results of Operations
Exploration and Mine Development Costs
We incur costs in resource exploration, evaluation and development during the different phases of our resource development projects. Exploration costs incurred before the declaration of proven and probable mineral reserves, which primarily include exploration, drilling, engineering, metallurgical test-work, site-specific reclamation, and compensation for employees associated with exploration activities, are expensed as incurred. We have also expensed as incurred engineering costs attributable to the evaluation of land for our future concentrator and chemical plants, development project management costs, feasibility studies and other project expenses that do not qualify for capitalization. After proven and probable mineral reserves are declared, exploration and mine development costs necessary to bring the property to commercial capacity or increase the capacity or useful life will be capitalized.
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
Loss from Equity Investments in Unconsolidated Affiliates
Loss from equity investments in unconsolidated affiliates reflects our proportionate share of the net loss resulting from our investments in Sayona Mining, Sayona Quebec, and Atlantic Lithium. These investments are recorded under the equity method and adjusted each period, on a one-quarter lag, for our share of each investee’s loss. Our equity method investments are an integral and integrated part of our ongoing operations. We have determined this justifies a more meaningful and transparent presentation of our proportional share of income in our equity method investments as a component of our loss from operations. In the third quarter of 2022, we reclassified our share of loss in equity method investments to operating income for all periods presented. See Note 4—Equity Investments in Unconsolidated Affiliates for further discussion.
Other Income (Expense)
Other income (expense) consists of interest income (expense), foreign currency exchange gain (loss), and gain on dilution of equity method investments in unconsolidated affiliates. Interest income consists of interest earned on our cash and cash equivalents. Interest expense consists of interest incurred on long-term debt related to noncash acquisitions of mining interests financed by the seller as well as interest incurred for lease liabilities. Foreign currency exchange gain (loss) relates to our foreign bank accounts and marketable securities denominated in Australian dollars. Gain on dilution of equity method investments in unconsolidated affiliates relates to our reduction in ownership of Sayona Mining and Atlantic Lithium due to their issuance of additional shares through public offerings and employee stock compensation grants.
Results of Operations
The unaudited information for the twelve-months ended December 31, 2021 in the table below has been derived by calculating the six months ended June 30, 2021 derived from our audited consolidated financial statements previously filed on Form 10-K and adding financial information to the audited consolidated financial statements previously filed on Form 10-KT for the six-month transition period ended December 31, 2021.
Twelve Months Ended December 31, 2022 Compared to Twelve Months Ended December 31, 2021

	Twelve Months Ended December 31,
	2022	2021 (unaudited)	$ Change	% Change
Exploration and mine development costs	$1,939,498	$16,931,139	$(14,991,641)	(88.5)%
General and administrative expenses	29,448,567	17,643,436	11,805,131	66.9%
Total operating expenses	31,388,065	34,574,575	(3,186,510)	(9.2)%
Loss from equity investments in unconsolidated affiliates	(8,352,290)	(706,761)	(7,645,529)	*
Loss from operations	(39,740,355)	(35,281,336)	(4,459,019)	12.6%
Other income (expense)	29,904,945	(276,029)	30,180,974	*
Tax expense	3,139,264	—	3,139,264	100.0%
Net loss	$(12,974,674)	$(35,557,365)	$22,582,691	(63.5%)
__________________________
* Not meaningful.
Exploration and Mine Development Costs
Carolina Lithium entered the development stage in December 2021. As such, direct costs incurred in the twelve months ended December 31, 2022 were capitalized and recorded to “Property, plant, and mine development, net” in our consolidated balance sheets. Direct costs incurred in the twelve months ended December 31, 2021 related to costs incurred prior to the declaration of proven and probable mineral reserves, and as such, were recorded as expense to “Exploration and mine development costs” in our consolidated statements of operations.

Exploration and mine development costs decreased $15.0 million, or 88.5%, to $1.9 million in the twelve months ended December 31, 2022 compared to $16.9 million in the twelve months ended December 31, 2021. The decrease was driven by the capitalization of direct costs totaling $13.7 million in the twelve months ended December 31, 2022.
Excluding the impact of capitalizing direct costs of $13.7 million noted above, costs decreased $1.2 million, or 7.4%, to $15.7 million in the twelve months ended December 31, 2022 compared to $16.9 million in the twelve months ended December 31, 2021. The decrease in costs was primarily driven by a decline in drilling activities, partially offset by an increase in engineering and permitting activities and an increase in employee compensation expenses primarily related to additional headcount in the twelve months ended December 31, 2022 compared to the twelve months ended December 31, 2021.
General and Administrative Expenses
General and administrative expenses increased $11.8 million, or 66.9%, to $29.4 million in the twelve months ended December 31, 2022 compared to $17.6 million in the twelve months ended December 31, 2021. The increase in general and administrative expenses was primarily due to increased professional fees, including legal and accounting services, consulting services, and insurance expense as we became subject to U.S. public company requirements as part of our Redomiciliation on May 17, 2021. Employee compensation costs also contributed to higher general and administrative expenses due to the hiring of additional management and support staff at our headquarters in Belmont, North Carolina. Stock-based compensation expense included in general and administrative expenses was $3.3 million and $1.9 million in the twelve months ended December 31, 2022 and 2021, respectively.
Loss from Equity Investments in Unconsolidated Affiliates
Loss from equity investments in unconsolidated affiliates was $8.4 million in the twelve months ended December 31, 2022 compared to $0.7 million in the twelve months ended December 31, 2021. The loss reflects our proportionate share of the net loss resulting from our investments in Sayona Mining, Sayona Quebec, and Atlantic Lithium. For purposes discussed above, we had only one quarter of loss from our equity investment in Atlantic Lithium and a half year of loss from our equity investment in Sayona Quebec in the twelve months ended December 31, 2021. See Note 4—Equity Method Investments in Unconsolidated Affiliates for further information regarding our equity method investments.
Other Income (Expense)
Other income increased $30.2 million to other income of $29.9 million in the twelve months ended December 31, 2022 compared to $0.3 million of expense in the twelve months ended December 31, 2021. The increase was primarily due to our gain on dilution of equity method investments of $29.0 million, primarily related to Sayona Mining, in the twelve months ended December 31, 2022 and to a lesser extent an increase in interest income of $1.1 million in the twelve months ended December 31, 2022 compared to December 31, 2021.
Income Tax Expense
Income tax expense was $3.1 million for the twelve months ended December 31, 2022 compared to $0 in the twelve months ended December 31, 2021. The increase was primarily related to deferred tax expense of $7.4 million associated with the gain on dilution of equity method investments of $29.0 million in the twelve months ended December 31, 2022, partially offset by a $3.9 million deferred tax benefit for a release in valuation allowance against certain deferred tax assets (“DTA”) in the twelve months ended December 31, 2022. Taxable temporary difference in equity method investments provide a source of income for realizing deferred tax assets, causing the $3.9 million deferred tax benefit for a release in valuation allowance against certain deferred tax assets in the twelve months ended December 31, 2022.
We recorded a valuation allowance against a material component of our DTA as of December 31, 2022, and December 31, 2021. We intend to continue maintaining a valuation allowance on our DTA until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTA and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

Six Months Ended December 31, 2021 and 2020

	Six Months Ended December 31,
	2021	2020 (unaudited)	$ Change	% Change
Exploration and mine development costs	$9,628,803	$3,572,166	$6,056,637	169.6%
General and administrative expenses	10,956,005	2,174,023	8,781,982	404.0%
Total operating expenses	20,584,808	5,746,189	14,838,619	258.2%
Loss from equity investments in unconsolidated affiliates	(642,135)	—	(642,135)	*
Loss from operations	(21,226,943)	(5,746,189)	(15,480,754)	269.4%
Other expense	(121,412)	(38,649)	(82,763)	214.1%
Net loss	$(21,348,355)	$(5,784,838)	$(15,563,517)	269.0%
__________________________
* Not meaningful.
Exploration and Mine Development Costs
Exploration and mine development costs increased $6.1 million, or 169.6%, to $9.6 million in the six months ended December 31, 2021 compared to $3.6 million in the six months ended December 31, 2020. The increase in exploration and mine development costs was primarily due to an increase in engineering expenses and, to a lesser extent, permitting expenses, testing expenses, and employee compensation expenses related to additional headcount. Employee compensation expenses included stock-based compensation expense of $0.7 million and $0.1 million in the six months ended December 31, 2021 and 2020, respectively.
Partially offsetting the increase in exploration and mine development costs was a decrease in drilling expenses. Our drilling activities declined leading up to and following the completion of our mineral resource estimate in October 2021.
General and Administrative Expenses
General and administrative expenses increased $8.8 million, or 404.0%, to $11.0 million in the six months ended December 31, 2021 compared to $2.2 million in the six months ended December 31, 2020. The increase in general and administrative expenses was primarily due to an increase in employee compensation expenses related to additional management and support headcount at our headquarters in Belmont, North Carolina, professional fees including legal and accounting services, consulting services, and insurance expense. Employee compensation expenses included stock-based compensation expense of $1.3 million and $0.2 million in the six months ended December 31, 2021 and 2020, respectively.
Other Expense
Other expense was $0.1 million in the six months ended December 31, 2021 compared to less than $0.1 million in the six months ended December 31, 2020. The slight increase in other expense was due to an increase in foreign currency exchange loss, partially offset by a decrease in interest expense.
Loss from Equity Investments in Unconsolidated Affiliates
Loss from equity investments in unconsolidated affiliates was $0.6 million in the six months ended December 31, 2021 compared to $0 in the six months ended December 31, 2020. The loss reflects our proportionate share of the net loss resulting from our investments in Sayona Mining, Sayona Quebec, and Atlantic Lithium. We did not have equity investments in unconsolidated affiliates in 2020.

Years Ended June 30, 2021 and 2020

	Years Ended June 30,
	2021	2020	$ Change	% Change
Exploration and mine development costs	$10,874,502	$3,125,784	$7,748,718	247.9%
General and administrative expenses	8,861,454	3,440,161	5,421,293	157.6%
Total operating expenses	19,735,956	6,565,945	13,170,011	200.6%
Loss from equity investments in unconsolidated affiliates	(64,626)	—	(64,626)	*
Loss from operations	(19,800,582)	(6,565,945)	(13,234,637)	201.6%
Other income (expense)	(193,266)	686,793	(880,059)	(128.1)%
Net loss	$(19,993,848)	$(5,879,152)	$(14,114,696)	240.1%
_________________________
* Not meaningful.
Exploration and Mine Development Costs
Exploration and mine development costs increased $7.7 million, or 247.9%, to $10.9 million in the year ended June 30, 2021 compared to $3.1 million in the year ended June 30, 2020. The increase in exploration and mine development costs was primarily due to an increase in contract labor costs and consulting fees associated with increased drilling, engineering, and metallurgical testing activities for Carolina Lithium.
General and Administrative Expenses
General and administrative expenses increased $5.4 million, or 157.6%, to $8.9 million in the year ended June 30, 2021 compared to $3.4 million in the year ended June 30, 2020. The increase in general and administrative expenses was primarily due to an increase in professional and consulting fees, including legal, accounting, recruiting and other professional costs associated with our Redomiciliation. Employee compensation expenses also contributed to higher general and administrative expenses due to the hiring of key management personnel and support staff at our headquarters in Belmont, North Carolina in 2021. Employee compensation expenses included stock-based compensation expense of $0.8 million and $0.3 million in the years ended June 30, 2021 and 2020, respectively.
Other Income (Expense)
Other income (expense) decreased $0.9 million, or 128.1%, to a $0.2 million expense in the year ended June 30, 2021 compared to $0.7 million income in the year ended June 30, 2020. The decrease in other income (expense) was due to gains in foreign exchange, a decrease in interest income and an increase in interest expense.
Loss from Equity Investments in Unconsolidated Affiliates
Loss from equity investments in unconsolidated affiliates was $0.1 million in the year ended June 30, 2021 compared to zero in the year ended June 30, 2020. The loss was generated from our investment in Sayona Mining. We did not have equity investments in unconsolidated affiliates in 2020.
Liquidity and Capital Resources
Overview
As of December 31, 2022, we had cash and cash equivalents of $99.2 million compared to $64.2 million as of December 31, 2021. As of December 31, 2022, our cash balances held in the U.S. totaled $97.8 million, or 98.6%, and the remaining $1.4 million, or 1.4%, of our cash balances were held in Australia. Our cash balances in Australia can be repatriated to the U.S. with inconsequential tax consequences.
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
Our primary uses of cash during the twelve months ended December 31, 2022 consisted of: (i) equity investments in Sayona Quebec mainly for the operational restart of NAL totaling $19.6 million; (ii) purchases of real property and associated mining interests of $16.8 million and exploration and development expenditures of $6.2 million for Carolina Lithium; (iii) advances to Atlantic Lithium for exploration and evaluation activities related to Phase 1 of Ewoyaa totaling $13.0 million; (iv) capital expenditures primarily related to engineering costs of $1.8 million for Tennessee Lithium, and (v) working capital. As of December 31, 2022, we had working capital of $88.4 million.
As of December 31, 2022, we had long-term debt of $0.2 million, net of the current portion of $0.4 million, related to seller financed debt, as discussed above.
In October 2022, Piedmont Lithium was selected for a $141.7 million grant from the DOE Office of Manufacturing and Energy Supply Chains and the Office of Energy Efficiency and Renewable Energy under the Bipartisan Infrastructure Law—Battery Materials Processing and Battery Manufacturing to expand domestic manufacturing of batteries for electric vehicles and components currently imported from other countries. Funding from the grant is solely in support for the construction of Tennessee Lithium. The final details of the project grant are subject to negotiations. The grant will not be final until Piedmont Lithium and the DOE have agreed to the specific terms of the grant. Once the terms have been finalized, funding of the grant will remain subject to satisfaction of conditions set forth in those terms.
In March 2022, we issued 2,012,500 shares of our common stock at $65.00 per share for $130.8 million. We received cash proceeds of $122.1 million, which is net of $8.7 million in share issuance costs associated with the U.S. public offering under our shelf registration statement. As of December 31, 2022, we had $369.2 million remaining under our shelf registration statement, which expires on September 24, 2024.
Liquidity Outlook
We expect our current cash balances to fund cash expenditures in 2023 primarily related to: (i) continued equity investments in Sayona Quebec primarily for the restart and working capital of NAL, (ii) continued cash advances to Atlantic Lithium for Ewoyaa, (iii) real property acquisition costs and engineering and permitting activities associated with Tennessee Lithium, (iv) real property and associated mineral rights acquisition costs and continued permitting, engineering and testing activities associated with Carolina Lithium, and (v) working capital requirements.
In February 2023, we received $75.0 million from LG Chem in exchange for 1,096,535 newly issued shares of our common stock for approximately $68.40 per share. Also in February 2023, we entered at into an offtake agreement with LG Chem to sell 200,000 metric tons of spodumene concentrate from production at NAL over a four-year period. We believe there is an opportunity to generate revenue and cash collections from the offtake agreement beginning in the second half of 2023.
As of December 31, 2022, we had entered into land acquisition contracts in North Carolina totaling $38.8 million, of which we expect to close and fund $21.0 million in 2023, $16.3 million in 2024, and $1.5 million in 2025. These amounts do not include closing costs such as attorney’s fees, taxes and commissions. We are not obligated to exercise our land option agreements, and we are able to cancel our land acquisition contracts, at our option and with de minimis cancellation costs, during the contract due diligence period. Certain land option agreements and land acquisition contracts become binding upon commencement of construction for Carolina Lithium.

We believe our current cash balances are sufficient to fund our cash requirements for at least the next 12 months. In the event costs were to exceed our planned expenditures, we will reduce or eliminate current and/or planned discretionary spending. If further reductions are required, we will reduce certain non-discretionary expenditures.

We have submitted loan applications to the Advanced Technology Vehicles Manufacturing Loan Program (“ATVM”) of the Loan Programs Office of the DOE for potential funding of program eligible capital costs associated with a concentrator and lithium hydroxide conversion facilities for Carolina Lithium and a lithium hydroxide conversion facility for Tennessee Lithium. We cannot be certain that our loan applications will be approved or will have terms acceptable to us. Additionally, as a result of our $141.7 million grant award from the DOE, our eligibility for an ATVM loan for Tennessee Lithium may be reduced or we may elect to stop pursuit of an ATVM loan for Tennessee Lithium.

Historically, we have been successful raising cash through equity financing; however, no assurances can be given that additional financing will be available in amounts sufficient to meet our needs or on terms that are acceptable to us. If we issue additional shares of our common stock, it would result in dilution to our existing shareholders. There are many factors that could significantly impact our ability to raise funds through equity and debt financing as well as influence the timing of future cash flows. These factors include, but are not limited to, permitting and approvals for our projects, our ability to access capital markets, stock price volatility, commodity price volatility, uncertain economic conditions, and access to labor. See Part I, Item1A “Risk Factors.” in this Form 10-K for the year ended December 31, 2022.
Cash Flows
The unaudited information for the twelve-months ended December 31, 2021 in the table below has been derived by calculating the six months ended June 30, 2021 derived from our audited consolidated financial statements previously filed on Form 10-K and adding financial information to the audited consolidated financial statements previously filed on Form 10-KT for the six month transition period ended December 31, 2021.
The following table is a condensed schedule of cash flows provided as part of the discussion of liquidity and capital resources:

	Twelve Months Ended December 31,
	2022	2021 (unaudited)
Net cash used in operating activities	$(26,448,527)	$(30,397,618)
Net cash used in investing activities	(59,800,271)	(89,908,616)
Net cash provided by financing activities	121,250,778	113,614,223
Net increase in cash and cash equivalents	$35,001,980	$(6,692,011)
Cash Flows from Operating Activities
Operating activities used $26.4 million and $30.4 million in the twelve months ended December 31, 2022 and 2021, respectively, resulting in an decrease in cash used in operating activities of $3.9 million. The decrease was primarily due to changes in working capital totaling $1.0 million, partially offset by a decrease in net loss of $5.0 million after adjusting for noncash items, including gain on dilution, loss from equity method investments, stock compensation expense, and deferred taxes.
Cash Flows from Investing Activities
Investing activities used $59.8 million and $89.9 million in the twelve months ended December 31, 2022 and 2021, respectively, resulting in a decrease in cash used in investing activities of $30.1 million. The decrease was mainly due to a decrease in investments in equity investments of $38.9 million relating to: (1) Sayona Mining and Atlantic Lithium totaling $17.3 million and $16.0 million, respectively, related to reduction in purchases of common stock, and (2) Sayona Quebec totaling $5.7 million, related to reductions in additional investments to fund the NAL restart. These decreases were partially offset by increases in cash advances to Atlantic Lithium totaling $8.7 million, for exploration and evaluation activities related to Phase 1 of Ewoyaa.
Cash Flows from Financing Activities
Financing activities provided $121.3 million and $113.6 million in the twelve months ended December 31, 2022 and 2021, respectively, resulting in an increase in cash of $7.6 million. The increase in cash from financing activities was mainly due to a $7.5 million increase in net cash proceeds from issuances of our common stock and cash exercises of stock options in the twelve months ended December 31, 2022 compared to December 31, 2021. The increase in cash was partially offset by an increase in debt payments totaling $0.2 million.

Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations as of December 31, 2022, that we believe will affect cash over the next five years and thereafter:

	Total	Less than 1 year	1–3 years	3-5 years	Thereafter
Contractual obligations
Long-term debt obligations	$588,612	$425,187	$163,425	$—	$—
Lease liabilities	1,807,322	249,060	520,760	552,475	485,027
	$2,395,934	$674,247	$684,185	$552,475	$485,027
Although we have entered into certain offtake supply agreements, purchase obligations from our customers are defined as purchase agreements that are enforceable and legally binding and specify all significant terms, including quantity, price, and the approximate timing of the transaction. Our obligations to fulfill supply agreements do not meet these criteria and are therefore not reflected in the table above.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Critical Accounting Polices and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in the notes to our consolidated financial statements included elsewhere in our Annual Report, we believe that the following critical accounting policy is the most important to understanding and evaluating our reported financial results.
Stock-based Compensation
The Leadership and Compensation Committee generally grants stock-based awards in the first quarter of each year. The Leadership and Compensation Committee does not have any programs, plans, or practices of timing these awards in coordination with the release of material non-public information. We have never backdated, re-priced, or spring-loaded any of our stock-based awards.
Equity-settled, share-based payments are provided to officers, employees, consultants and other advisors. These share-based payments are measured at the fair value of the equity instrument at the grant date. Fair value of share options is determined using the Black-Scholes option pricing model, taking into account the terms and conditions upon which the instruments were granted, and are disclosed in Note 9—Stock Based Compensation, to the audited consolidated financial statements appearing elsewhere in our Annual Report. We record stock-based compensation expense within both exploration and mine development costs, and general and administrative expenses in the statements of operations. Costs are allocated among those receiving the benefit based upon job function. There are certain employees who serve both functions, and therefore, their stock-based compensation expense is split between both financial statement lines in the consolidated statements of operations.
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
We look at specific criteria and use our judgment when determining if we have a controlling interest in a less than wholly-owned entity. Factors considered in determining whether we have significant influence, or we have control, include, but are not limited to, ownership percentage, the ability to appoint individuals to the investee’s board of directors, operational decision-making authority, and participation in policy-making decisions. The accounting policy relating to the use of the equity method of accounting is a critical accounting policy due to the judgment required in determining whether we have significant influence over the entity.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our exposure to the risk of changes in market interest rates relates primarily to our cash and short-term deposits with a floating interest rate. These financial assets do not expose us to material cash flow interest rate risk. All other financial assets and liabilities, in the form of payables, lease liabilities, and long-term debt, are non-interest bearing. As of December 31, 2022 and 2021, we had $99.2 million, and $64.2 million, respectively, of cash and short-term deposits. We currently do not engage in any hedging or derivative transactions to manage interest rate risk.
Foreign Currency Risk
We currently do not enter into hedging or derivative transactions to manage foreign currency risk as our exposure to foreign currency risk is not material.
Commodity Price Risk
We are exposed to commodity price risk because commodity prices affect the economic feasibility of mining on our properties, the value of such properties and the potential timing of construction for our concentrator and chemical plant in North Carolina. These commodity prices can be volatile and are influenced by factors beyond our control. We currently do not enter into hedging or derivative transactions to manage commodity price risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See “Index to Consolidated Financial Statements” beginning on page F-1 of our Annual Report.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, under supervision and with the participation of our CEO (our Principal Executive Officer) and Chief Financial Officer (“CFO”) (our Principal Financial Officer and Principal Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2022. Based on the evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. This assessment was performed under the direction and supervision of our CEO and CFO and based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls. Based on this assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in the COSO 2013 framework.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2022. Their report is included below.
Inherent Limitations of Internal Controls
Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements due to error or fraud.
Changes in Internal Control over Financial Reporting
Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Piedmont Lithium Inc.,
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Piedmont Lithium Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.
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
March 1, 2023
Item 9B.    OTHER INFORMATION.
None.
Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item with respect to our executive officers appears in Part I of our Annual Report under the heading, “Executive Officers of the Registrant.” The other information required by this item is incorporated by reference to our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be held on or about June 15, 2023, which will be filed with the SEC within 120 days of the year ended December 31, 2022, covered by our Annual Report (“Proxy Statement”).
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

PART IV
Item 15.    EXHIBITS.
1. Financial Statements
See Part II, Item 8, “Index to Consolidated Financial Statements” in our Annual Report.

2. Financial Statement Schedules
Financial statement schedules have not been included because they are not applicable, or the information is included in financial statements or notes thereto.

3. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of our Annual Report and such Exhibit Index is incorporated herein by reference

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Piedmont Lithium Inc. (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed on May 18, 2021)
3.2	Amended and Restated Bylaws of Piedmont Lithium Inc. (filed with the SEC as Exhibit 3.2 to the Company’s Current Report on Form 8-K12B filed on May 18, 2021)
4.1	Description of Securities (filed with the SEC as Exhibit 4.1 the Company’s Annual Report on Form 10-K filed on September 24, 2021)
10.1+	Piedmont Lithium Inc. 2021 Stock Incentive Plan (filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2021)
10.2+	Executive Employment Agreement, dated as of September 22, 2021, by and between Keith Phillips, Piedmont Lithium Inc. and Piedmont Lithium Carolinas, Inc. (filed with the SEC as Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on September 24, 2021)
10.3+	Executive Employment Agreement, dated as of June 4, 2021, by and between Michael White and Piedmont Lithium Inc. (filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2021)
10.4+	Executive Employment Agreement, dated as of September 22, 2021, by and between Bruce Czachor and Piedmont Lithium Inc. and Piedmont Lithium Carolinas, Inc. (filed with the SEC as Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on September 24, 2021)
10.5+	Executive Employment Agreement, dated as of September 22, 2021, by and between Patrick Brindle and Piedmont Lithium Inc. and Piedmont Lithium Carolinas, Inc. (filed with the SEC as Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on September 24, 2021)
10.6+*	Executive Employment Agreement, dated as of December 8, 2022, by and between Krishna Y. McVey and Piedmont Lithium Inc. and Piedmont Lithium Carolinas, Inc.
10.7+*	Executive Employment Agreement, dated as of December 8, 2022, by and between Austin D. Devaney and Piedmont Lithium Inc.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche, LLP
23.2*	Consent of BDO Audit Pty Ltd
23.3*	Consent of Nexia Brisbane Audit Pty Ltd
23.4*	Consent of Qualified Person (Dr. Steven Keim, Marshall, Miller & Associates)
23.5*	Consent of Qualified Person (Leon McGarry)
23.6*	Consent of Qualified Person (Peter Grigsby, Primero Americas Inc.)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
96.1	Technical Report Summary, dated January 25, 2022 (filed with the SEC as Exhibit 96.1 to the Company’s Current Report on Form 8-K/A filed on February 1, 2022)

96.2*	Technical Report Summary, dated February 27, 2023
99.1*	Consolidated Financial Statements of Atlantic Lithium Lithium and its subsidiaries, for the year ended June 30, 2022 and 2021
99.2*	Consolidated Financial Statements of Sayona Mining Limited and its controlled entities, for the year ended June 30, 2022 and 2021
101.INS*	XBRL Instance Document - - embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).
__________________________
*Filed herewith.
+    Indicates management contract or compensatory plan.
Item 16.    ANNUAL REPORT ON FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Piedmont Lithium Inc.
(Registrant)

Date: March 1, 2023	By:	/s/ Michael White
Michael White
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Keith Phillips	President and Chief Executive Officer	March 1, 2023
Keith Phillips	(Principal Executive Officer)

/s/ Michael White	Executive Vice President and Chief Financial Officer	March 1, 2023
Michael White	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jeffrey Armstrong	Chairman and Director	March 1, 2023
Jeffrey Armstrong

/s/ Jorge Beristain	Director	March 1, 2023
Jorge Beristain

/s/ Claude Demby	Director	March 1, 2023
Claude Demby

/s/ Susan Jones	Director	March 1, 2023
Susan Jones

Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	F-2
Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021	F-4
Consolidated Statements of Operations for the year ended December 31, 2022, the six months ended December 31, 2021 and the years ended June 30, 2021 and 2020	F-5
Consolidated Statements of Comprehensive Loss for the year ended December 31, 2022, the six months ended December 31, 2021 and the years ended June 30, 2021 and 2020	F-6
Consolidated Statements of Cash Flows for the year ended December 31, 2022, the six months ended December 31, 2021 and the years ended June 30, 2021 and 2020	F-7
Consolidated Statements of Changes in Equity for the year ended December 31, 2022, the six months ended December 31, 2021 and the years ended June 30, 2021 and 2020	F-8
Notes to the Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Piedmont Lithium Inc.,
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Piedmont Lithium Inc. and subsidiaries (the "Company") as of December 31, 2022, and 2021, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for the year ended December 31, 2022, six-month period ended December 31, 2021, and each of the two years in the period ended June 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022, the six months ended December 31, 2021, and each of the two years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Equity Method Investments – Refer to Note 2 and 4 to the financial statements

Critical Audit Matter Description
The Company applies the equity method of accounting for investments in which they have significant influence as contemplated within Accounting Standards Codification (ASC) Topic 323 – “Investments – Equity Method and Joint Ventures.” Management has determined that they have significant influence over the Sayona Mining Limited, Sayona Quebec Inc., and Atlantic Lithium Limited investments, and therefore have accounted for these investments in accordance with ASC Topic 323. The application of the accounting model under ASC Topic 323 requires an enhanced amount of professional judgment by management, including the initial determination and periodic reassessment of the ability to exert significant influence over the investee, evaluating the financial reporting impacts of foreign currency translation, changes in the value of the Company’s investments due to dilutive equity transactions by the investees, and the required financial statement disclosures. As of December 31, 2022, the Company has approximately $95.6 million recorded as investments in unconsolidated affiliates on its balance sheet, representing approximately 33% of total assets.
We identified the Company’s accounting for its equity method investees as a critical audit matter due to the judgments made by management in applying the provisions of ASC 323 to investee-level transactions which impact either the ownership or valuation of its equity method investments. We performed audit procedures to evaluate the reasonableness of management’s conclusions based on current year facts and circumstances, which required a high degree of auditor judgment and an increased extent of effort, including the need to involve our equity method investment accounting specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accounting for equity method investments included the following, among others:
•We evaluated the design and tested the operating effectiveness of management’s controls over its equity method investments in unconsolidated affiliates during the year ended December 31, 2022.
•We evaluated the Company’s disclosures related to equity method investments, including a comparison of the footnote disclosures per the Form 10-K to other comparable disclosures in SEC filings and the disclosure requirements under Rule 3-09 of SEC Regulation S-X due to the significance of the Sayona Mining Limited, Sayona Quebec, and Atlantic Lithium equity method investments.
•Performed substantive testing procedures as follows:
•Vouched additional contributions to cash paid to unconsolidated affiliates to amounts presented within the face of the financial statements and notes to the financial statements, and evaluated whether those additional contributions required reassessment of the Company’s significant influence over the investees.
•Evaluated the Company’s calculation of currency translation adjustments applicable to its equity method investments utilizing independently obtained third-party foreign exchange rates.
•Audited the Company’s calculation of the gains on dilution recorded during the year resulting from dilutive equity transactions by the investees, including agreeing information associated with those equity transactions to third-party statements where applicable, and to the amounts presented within the face of the financial statements and notes to the financial statements.
•We obtained representation from management asserting that the Company continues to account for certain investments under the equity method of accounting because the Company is able to exert significant influence, but not control, over the investees.

/s/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
March 1, 2023
We have served as the Company’s auditor since 2021.

PIEDMONT LITHIUM INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$99,246,963	$64,244,983
Other current assets	2,611,841	2,514,602
Total current assets	101,858,804	66,759,585
Property, plant and mine development, net	71,540,798	40,055,354
Other non-current assets	18,873,679	4,561,122
Equity method investments in unconsolidated affiliates	95,647,802	58,872,710
Total assets	$287,921,083	$170,248,771

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	12,861,514	6,688,242
Current portion of long-term debt	425,187	762,189
Other current liabilities	124,464	99,587
Total current liabilities	13,411,165	7,550,018
Long-term debt, net of current portion	163,425	914,147
Operating lease liabilities, net of current portion	1,176,709	—
Deferred tax liabilities	2,881,123	—
Total liabilities	17,632,422	8,464,165
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock; $0.0001 par value, 100,000,000 shares authorized; 18,073,367 and 15,894,395 shares issued and outstanding at December 31, 2022, and December 31, 2021, respectively	1,807	1,589
Additional paid-in capital	381,241,814	255,131,836
Accumulated deficit	(105,657,674)	(92,683,000)
Accumulated other comprehensive loss	(5,297,286)	(665,819)
Total stockholders’ equity	270,288,661	161,784,606
Total liabilities and stockholders’ equity	$287,921,083	$170,248,771
The accompanying notes are an integral part of these financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2022	Six Months Ended December 31, 2021	Years Ended June 30,
			2021	2020
Operating expenses:
Exploration and mine development costs	$1,939,498	$9,628,803	$10,874,502	$3,125,784
General and administrative expenses	29,448,567	10,956,005	8,861,454	3,440,161
Total operating expenses	31,388,065	20,584,808	19,735,956	6,565,945
Loss from equity method investments in unconsolidated affiliates	(8,352,290)	(642,135)	(64,626)	—
Loss from operations	(39,740,355)	(21,226,943)	(19,800,582)	(6,565,945)
Other income (expense):
Interest income	1,153,012	—	3,378	161,530
Interest expense	(115,029)	(112,869)	(271,264)	(107,569)
(Loss) gain from foreign currency exchange	(87,931)	(8,543)	74,620	632,832
Gain on dilution of equity method investments in unconsolidated affiliates	28,954,893	—	—	—
Total other income (expense)	29,904,945	(121,412)	(193,266)	686,793
Loss before taxes	(9,835,410)	(21,348,355)	(19,993,848)	(5,879,152)
Income tax expense	3,139,264	—	—	—
Net loss	$(12,974,674)	$(21,348,355)	$(19,993,848)	$(5,879,152)

Basic and diluted net loss per weighted-average share	$(0.74)	$(1.35)	$(1.48)	$(0.71)
Basic and diluted weighted-average number of shares outstanding	17,517,678	15,868,521	13,551,150	8,283,567
The accompanying notes are an integral part of these financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31, 2022	Six Months Ended December 31, 2021	Years Ended June 30,
			2021	2020
Net loss	$(12,974,674)	$(21,348,355)	$(19,993,848)	$(5,879,152)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(499,399)
Equity method investments adjustments in other comprehensive income (loss), net of tax(1)	(4,631,467)	162,034	(31,288)	—
Other comprehensive income (loss), net of tax	(4,631,467)	162,034	(31,288)	(499,399)
Comprehensive loss	$(17,606,141)	$(21,186,321)	$(20,025,136)	$(6,378,551)
__________________________
(1)Equity method investments income in other comprehensive income (loss) is presented net of tax benefit of 258,141 for the twelve months ended December 31, 2022. We did not reflect a tax expense during the six months ended December 31, 2021 and years ended June 30, 2021 and 2020, because we had a full tax valuation allowance in impacted jurisdictions during these periods.

The accompanying notes are an integral part of these financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2022	Six Months Ended December 31, 2021	Years Ended June 30,
			2021	2020
Cash flows from operating activities:
Net loss	$(12,974,674)	$(21,348,355)	$(19,993,848)	$(5,879,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,489,965	2,003,116	1,319,372	470,939
Loss from equity method investments in unconsolidated affiliates	8,352,290	642,135	64,626	—
Gain on dilution of equity method investments in unconsolidated affiliates	(28,954,893)	—	—	—
Deferred taxes	3,139,264	—	—	—
Depreciation	73,697	8,697	11,589	13,249
Noncash lease expense	106,728	78,878	143,734	122,759
Loss on sale of property, plant and mine development	11,542	—	—	—
Unrealized loss on investment	29,676	—	—	—
Changes in operating assets and liabilities:
Other assets	(200,730)	(717,101)	(1,385,134)	(29,736)
Operating lease liabilities	(97,460)	(81,005)	(144,096)	(118,555)
Accounts payable	1,413,406	(1,299,090)	1,770,570	(642,293)
Accrued expenses and other current liabilities	(837,338)	3,038,552	1,955,933	(269,512)
Net cash used in operating activities	(26,448,527)	(17,674,173)	(16,257,254)	(6,332,301)
Cash flows from investing activities:
Capital expenditures	(25,731,907)	(12,499,383)	(18,207,381)	(3,452,254)
Advances on Ewoyaa Lithium Project (Ghana)	(13,006,267)	(4,310,173)	—	—
Purchases of equity investments in unconsolidated affiliates	(21,062,097)	(43,603,824)	(16,358,412)	—
Net cash used in investing activities	(59,800,271)	(60,413,380)	(34,565,793)	(3,452,254)
Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	122,059,476	—	174,964,132	25,108,987
Proceeds from exercise of stock options	279,026	557,100	349,047	—
Principal payments on long-term debt	(1,087,724)	(876,212)	(695,572)	(390,434)
Net cash provided by (used in) financing activities	121,250,778	(319,112)	174,617,607	24,718,553
Net increase (decrease) in cash	35,001,980	(78,406,665)	123,794,560	14,933,998
Cash and cash equivalents at beginning of period	64,244,983	142,651,648	18,857,088	4,432,150
Effect of exchange rate changes on cash	—	—	—	(509,060)
Cash and cash equivalents at end of period	$99,246,963	$64,244,983	$142,651,648	$18,857,088

Supplemental disclosure of cash flow information:
Noncash capital expenditures in accounts payable and accrued expenses	$5,557,047	$—	$—	$—
Cash paid for interest	115,028	112,869	289,125	157,271
Capitalized stock-based compensation	281,729	—	—	—
Noncash acquisitions of mining interests financed by sellers	—	241,002	689,500	2,708,052
The accompanying notes are an integral part of these financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
June 30, 2019	6,707,363	$671	$51,140,336	$(46,245,126)	$(297,166)	$4,598,715
Issuance of common stock, net	3,535,000	354	25,108,634	—	—	25,108,988
Stock-based compensation, net of forfeitures	—	—	470,939	—	—	470,939
Shares issued for exercise/vesting of share-based compensation awards	89,399	—	—	—	—	—
Expiration of stock options	—	—	(531,934)	531,934	—	—
Conversion of performance rights	25,000	—	—	—	—	—
Impact of ASC Topic 842 adoption	—	—	—	3,205	—	3,205
Foreign currency translation adjustments	—	—	—	—	(499,399)	(499,399)
Net loss	—	—	—	(5,879,152)	—	(5,879,152)
June 30, 2020	10,356,762	1,025	76,187,975	(51,589,139)	(796,565)	23,803,296
Issuance of common stock, net of issuance costs	5,250,000	525	174,963,607	—	—	174,964,132
Stock-based compensation, net of forfeitures	—	—	1,319,372	—	—	1,319,372
Shares issued for exercise/vesting of stock-based compensation awards	152,771	—	349,047	—	—	349,047
Expiration of stock options	—	—	(248,342)	248,342	—	—
Conversion of performance rights	5,000	—	—	—	—	—
Equity method investments adjustments in other comprehensive income (loss), net of tax	—	—	—	—	(31,288)	(31,288)
Net loss	—	—	—	(19,993,848)	—	(19,993,848)
June 30, 2021	15,764,533	1,550	252,571,659	(71,334,645)	(827,853)	180,410,711
Stock-based compensation, net of forfeitures	—	—	2,003,116	—	—	2,003,116
Shares issued for exercise/vesting of stock-based compensation awards	104,862	10	557,090	—	—	557,100
Conversion of performance rights	25,000	29	(29)	—	—	—
Equity method investments adjustments in other comprehensive income (loss), net of tax	—	—	—	—	162,034	162,034
Net loss	—	—	—	(21,348,355)	—	(21,348,355)
December 31, 2021	15,894,395	1,589	255,131,836	(92,683,000)	(665,819)	161,784,606
Issuance of common stock, net of issuance costs	2,012,500	201	122,059,275	—	—	122,059,476
Stock-based compensation, net of forfeitures	—	—	3,771,694	—	—	3,771,694
Shares issued for exercise/vesting of stock-based compensation awards	166,472	17	279,009	—	—	279,026
Equity method investments adjustments in other comprehensive income (loss), net of tax	—	—	—	—	(4,631,467)	(4,631,467)
Net loss	—	—	—	(12,974,674)	—	(12,974,674)
December 31, 2022	18,073,367	$1,807	$381,241,814	$(105,657,674)	$(5,297,286)	$270,288,661
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
Our projects include our wholly-owned, proposed Tennessee Lithium Project (“Tennessee Lithium”) and our wholly-owned, proposed, fully-integrated Carolina Lithium Project (“Carolina Lithium”) in the southeastern U.S. and strategic investments in lithium assets in Canada and Ghana. Spodumene concentrate production is expected to come online in Quebec in the first half of 2023 and first commercial shipments are anticipated in the third quarter of 2023. Subject to obtaining permits, approvals, and financing, we plan to obtain spodumene concentrate through our offtake agreement in Ghana (2024-2025), produce lithium hydroxide in Tennessee (2025-2026), and to develop spodumene concentrate and produce lithium hydroxide in North Carolina (2026-2027).
Our investments in Canada should provide the opportunity for near-term revenue through our offtake of spodumene concentrate. Offtake agreements from our international investments are expected to supply spodumene concentrate to Tennessee Lithium for conversion to lithium hydroxide, while Carolina Lithium is a fully integrated spodumene-to-hydroxide operation in North Carolina. These diversified operations should enable us to play a pivotal role in supporting America’s energy independence and the electrification of transportation and energy storage.
Change in Fiscal Year-End
Effective January 1, 2022, we changed our fiscal year end from June 30 to December 31. The six-month period from July 1, 2021, to December 31, 2021, served as a transition period. Our fiscal year for 2022 commenced on January 1, 2022, and ended on December 31, 2022. Unless otherwise noted, all references to “years” in this report refer to the twelve-month fiscal year, which prior to July 1, 2021 ended on June 30 and beginning after January 1, 2022 ends on December 31 of each year.
Basis of Presentation
Our consolidated financial statements and related notes have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, all references to “$” are to U.S. dollars, and all references to “AUD” are to Australian dollars. Our reporting currency is U.S. dollars.
Certain prior period amounts have been reclassified to conform with the current period presentation including reclassification of the Company’s proportional share of income in equity investments into operating income. See Note 4—Equity Method Investments in Unconsolidated Affiliates for further discussion.
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
We have accumulated deficits of $105.7 million, and $92.7 million as of December 31, 2022 and December 31, 2021, respectively. We have incurred net losses and utilized cash in operations since inception, and we expect to incur future additional losses. We have cash available on hand and believe this cash will be sufficient to fund our operations and meet our obligations as they come due for at least one year from the date these consolidated financial statements are issued. In the event our cash requirements change during the next twelve months, management has the ability and commitment to make corresponding changes to our operating expenses as necessary. Until commercial production is achieved from our planned operations, we will continue to incur operating and investing net cash outflows associated with, among other things, funding capital projects, development stage technical studies, permitting activities associated with our projects, funding our commitments in Quebec and Ghana, maintaining and acquiring exploration properties and undertaking ongoing exploration activities. Our long-term success is dependent upon our ability to successfully raise additional capital or financing or enter into strategic partnership opportunities. Our long-term success is also dependent upon our ability to obtain certain permits and approvals, develop our planned portfolio of projects, earn revenues, and achieve profitability.
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
Long-Lived Assets
Mining Interests
Mining interests are recorded at cost and include land acquisition payments and land option payments to landowners, which include legal fees and other direct costs to enter into these contract agreements. We own land, specifically surface properties and the associated mineral rights, as part of Carolina Lithium in the U.S., specifically in North Carolina. We have entered into exclusive option agreements or land acquisition agreements, which upon exercise, allow us to purchase, or in some cases lease, surface properties and the associated mineral rights in North Carolina from landowners. For those properties under option, no liability is recorded until we are certain of exercising the option. Mining interests in the exploration and development stage are not amortized until the underlying property is converted to the production stage, at which point the mining interests are depleted over the estimated recoverable proven and probable reserves.
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
Mine Development
Mine development assets include engineering and metallurgical test-work, drilling and other related costs to delineate an ore body, and the removal of overburden to initially expose an ore body at open pit surface mines. Costs incurred before mineral resources are classified as proven and probable reserves are expensed and recorded to “Exploration and mine development costs” in our statements of operations. Capitalization of mine development project costs begins once mineral resources are classified as proven and probable reserves. Drilling and related costs are capitalized for an ore body where proven and probable reserves exist and the activities are directed at obtaining additional information on the ore body or converting mineralized material to proven and probable reserves. All other drilling and related costs are expensed as incurred. The cost of removing overburden and waste materials to access the ore body at an open pit mine prior to the production phase are referred to as pre-stripping costs. Pre-stripping costs will be capitalized during the development of an open pit mine. The removal, production, and sale of de minimis salable materials may occur during the development phase of an open pit mine and are assigned incremental mining costs related to the removal of that material. Mine development assets will be depleted using the units-of-production method based on estimated recoverable metric tons in proven and probable reserves. To the extent that these costs benefit an entire ore body, they will be depleted over the estimated life of the ore body. As of December 31, 2022, we had no projects in the production phase, and we did not record depletion expense for any of our mine development assets.
Property, Plant and Equipment
Property, plant and equipment is recorded at cost, net of accumulated depreciation and depletion. Depreciation is computed on a straight-line basis over the estimated useful lives.
Impairment of Long-Lived Assets
Assets that are subject to depreciation, depletion or amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, or for non-depreciable assets in accordance with ASC Topic 360, “Property, Plant, and Equipment.” Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating loss combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed before the end of its estimated useful life.
Recoverability of assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by an asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized at the amount by which the carrying amount exceeds the estimated fair value of the asset. The estimated fair value is determined using a discounted cash flow analysis. Any impairment in value is recognized as an expense in the period when the impairment occurs. We did not recognize impairment charges associated with long-lived assets for the year ended December 31, 2022, the six months ended December 31, 2021 or years ended June 30, 2021, and 2020.
Asset Retirement Obligations
We follow the provisions of ASC Topic 410, “Asset Retirement and Environmental Obligations,” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. We record the fair value of a liability for an asset retirement obligation as an asset and liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The legal obligation to perform the asset retirement activity is unconditional, even though uncertainty may exist about the timing and/or method of settlement that may be beyond the entity’s control. As of December 31, 2022 and 2021, we did not record a provision for asset retirement obligation as no such condition had been met.
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
Foreign Currencies
These consolidated financial statements have been presented in U.S. dollars, which is our reporting currency. Effective June 30, 2020, we adopted the U.S. dollar as our functional currency, triggered by an increased exposure to the U.S. dollar, as our future operating and capital costs are expected to be in U.S. dollars. The change in functional currency was applied prospectively from June 30, 2020 in accordance with U.S. GAAP.
Gains and losses arising from translations or settlements of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency translation adjustments resulting from the change in functional currency are included in “Other comprehensive income (loss), net of tax,” and gains and losses resulting from foreign currency transactions are presented in “(Loss) gain from foreign currency exchange” in in our consolidated financial statements.
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
Revenue Recognition
We are a development stage company and have no revenues. Specific evaluations described in ASC Topic 606, “Revenue from Contracts with Customers,” will be performed once we begin earning revenues. In accordance with ASC Topic 606, revenue will be measured as the amount of consideration received in exchange for transferring goods or providing services, and will be recognized when performance obligations are satisfied under the terms of contracts with customers. A performance obligation will be deemed to be satisfied when control of the product is transferred to the customer.
Stock-based Compensation
We record stock-based compensation in accordance with ASC Topic 718, “Stock Compensation.” Equity-settled stock-based payments are provided to directors, officers, employees, consultants and other advisors. These stock-based payments are measured at the fair value of the equity instrument at the grant date in accordance with ASC Topic 718. Fair value is determined using the Black-Scholes valuation model. We have applied a graded (tranche-by-tranche) attribution method and record stock-based compensation expense on an accelerated basis over the vesting period of the share award. Forfeitures are accounted for in the period incurred.
Fair Value of Financial Instruments
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

We follow ASC Topic 820, “Fair Value Measurement and Disclosure,” which establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:
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
Measurement of Fair Value
Our material financial instruments consist primarily of cash and cash equivalents, investments in equity securities, trade and other payables, and long-term debt as follows:
•Long-term debt—As of December 31, 2022 and 2021, we had $0.6 million and $1.7 million, respectively, of principal debt outstanding associated with seller financed loans. The carrying value of our long-term debt approximates its estimated fair value.
•As of December 31, 2022 and 2021, we had $0.5 million and $0.5 million, respectively, of investments in equity securities which are recorded at fair value based on Level 3 inputs. See Note 5—Other Assets.
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
We intend to continue maintaining a valuation allowance on our deferred tax assets if, in our judgement, it appears that is is more likely than not that all or some portion of the asset will not be realized. When assessing the need for a valuation allowance, we considered all available evidence, including all potential sources of taxable income, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as any other available and relevant information. Existing valuation allowances are re-examined each period. If it were determined that it is more likely than not that a deferred tax asset will be realized, the appropriate amount of the valuation allowance, if any, would be released in the period this determination is made.
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
Equity Method Investments in Unconsolidated Affiliates
We apply the equity method of accounting for investments when we have significant influence, but not controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions, operational decision-making authority, and material intercompany transactions. In applying the equity method, we record the investment at cost and subsequently increase or decrease the carrying amount of the investment by our proportionate share of the net earnings or losses and other comprehensive income of the investee, adjusted for differences between their local GAAP and U.S. GAAP. Our investment balance is also adjusted for currency translation adjustments representing fluctuations between the functional currency of the investees. The carrying value of our equity method investments is reported as “Equity method investments in unconsolidated affiliates”, adjustments related to foreign currency adjustments and our proportional shares of other comprehensive income (loss) is reported in “Accumulated other comprehensive loss” in our consolidated balance sheets. For all equity method investments, we record our share of an investee’s income or loss on a one quarter lag. We evaluate material events occurring during the quarter lag to determine whether the effects of such events should be disclosed in our financial statements. We classify distributions received from equity method investments using the cumulative earnings approach on our consolidated statements of cash flows. A change in our proportionate share of an investee’s equity resulting from issuance of common shares or in-substance common shares by the investee to third parties is recorded as a gain or loss in our consolidated statements of operations in accordance with ASC Topic 323, “Investments-Equity Method and Joint Ventures,” (Subtopic 10-40-1). We assess investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. If the decline in value is considered to be other than temporary, the investment is written down to its estimated fair value, which establishes a new cost basis in the investment. We did not record any such impairment charges for any periods presented.
Leases
We account for leases in accordance with ASC Topic 842, “Leases,” which requires lessees to recognize lease liabilities and right-of-use (“ROU”) assets on the balance sheet for contracts that provide lessees with the right to control the use of identified assets. As part of this adoption, we made certain accounting policy elections which are detailed in the recently adopted accounting pronouncements sub-section in Note 7—Leases, to the consolidated financial statements in our Annual Report. We evaluate whether our contractual arrangements contain leases at the inception of such arrangements. Specifically, management considers whether we control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the asset.
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
We evaluate ROU assets for impairment consistent under our impairment of long-lived assets policy. We had no sales-type or finance leases as of December 31, 2022 and 2021.
Recently Issued and Adopted Accounting Pronouncements
We have considered the applicability and impact of accounting pronouncements that have been issued by the FASB and other standard setting organizations which are not yet effective and which we have not yet adopted. The impact on our financial position and results of operations from adoption of these standards is not expected to be material.

3.PROPERTY, PLANT AND MINE DEVELOPMENT
Property, plant and mine development, net, is presented in the following table:

	December 31, 2022	December 31, 2021
Mining interests	$56,119,627	$39,303,043
Mine development	3,050,239	—
Land	720,033	688,829
Leasehold improvements	281,008	—
Facilities and equipment	675,795	107,248
Construction in process	10,779,566	—
Property, plant and mine development	71,626,268	40,099,120
Accumulated depreciation	(85,470)	(43,766)
Property, plant and mine development, net	$71,540,798	$40,055,354
Depletion of mining interests and mine development assets does not commence until the assets are placed in service. As of December 31, 2022, we have not recorded depletion expense for any of our mining interests or mine development assets.
Mining interests and mine development costs relate to Carolina Lithium. Our construction in process relates to capitalized costs associated with Tennessee Lithium and Carolina Lithium.
Depreciation expense is included in “General and administrative expenses” in our consolidated statements of operations. Depreciation expense was $73,697, $8,697, $11,589 and $13,249 for the year ended December 31, 2022, the six months ended December 31, 2021, and the years ended June 30, 2021 and 2020, respectively.
4.EQUITY METHOD INVESTMENTS IN UNCONSOLIDATED AFFILIATES
We apply the equity method to investments when we have the ability to exercise significant influence over the operational decision-making authority and financial policies of the investee. We account for our existing investments in Atlantic Lithium Limited (“Atlantic Lithium”), Sayona Mining Limited (“Sayona Mining”), and Sayona Quebec Inc. (“Sayona Quebec”), a subsidiary of Sayona, as equity method investments.
We continue to evaluate operational developments and the impact of the anticipated significant expansion of the operations of our existing equity method investments. As discussed below, Atlantic Lithium’s completion of a prefeasibility study for the Ewoyaa Lithium Project (“Ewoyaa”), along with the anticipated restart of Sayona Quebec’s North American Lithium (“NAL”) Projects, were impactful to the consideration of how we most appropriately reflect our proportional share of income (loss) from our three existing equity method investments. Offtake agreements with our equity method investments are expected to supply the majority of the spodumene concentrate to Tennessee Lithium for conversion to lithium hydroxide, or re-sell into the market. Based on our analysis, it was determined that our equity method investments have evolved into a critical, integrated part of our ongoing operations. We have determined this justifies a more meaningful and transparent presentation of our proportional share of income (loss) in our equity method investments as a component of our operating income. As a result, we have reclassified our share of income (loss) in equity method investments to operating income for all periods presented.
Our share of the income (loss) from Atlantic Lithium, Sayona Mining and Sayona Quebec is recorded on a one quarter lag within “Loss from operations” in our consolidated statements of operations. Below is a summary of our equity method investments as of December 31, 2022.
Sayona Mining
We own an equity interest of approximately 14% in Sayona Mining, an Australian company publicly listed on the ASX, and have formed a strategic partnership with Sayona Mining to explore, evaluate, develop, mine, and ultimately produce spodumene concentrate in Quebec, Canada.

Sayona Mining completed equity offerings of its shares of common stock to raise additional capital. The issuances of additional shares reduced our ownership interest in Sayona Mining. These shares were issued at a valuation greater than the carrying value of our ownership interest, which was diluted by not participating in these equity offerings. As a result, we recognized a noncash gain of $29.4 million in the year ended December 31, 2022. The additional share issuances were made during Sayona Mining’s fiscal year ended June 30, 2022. We recorded the cumulative gain in “Gain on dilution of equity method investments in unconsolidated affiliates” in our consolidated statements of operations. Certain portions of the gain related to prior periods which were determined by management to be immaterial.
Sayona Quebec
We own an equity interest of 25% in Sayona Quebec for the purpose of furthering our investment and strategic partnership in Quebec, Canada with Sayona Mining. The remaining 75% equity interest is held by Sayona Mining. Sayona Quebec holds a 100% interest in the existing lithium mining operations of NAL, the Authier Lithium Project and the Tansim Lithium Project.
We have a long-term offtake agreement with Sayona Quebec, under which Sayona Quebec will supply Piedmont Lithium the greater of 113,000 metric tons per year or 50% of spodumene concentrate production on a life-of-mine basis. Purchases of spodumene concentrate by Piedmont Lithium from Sayona Quebec are subject to market pricing with a price floor of $500 per metric ton and a price ceiling of $900 per metric ton.
In addition to spodumene mining and concentrate production, the NAL complex also includes a partially completed lithium carbonate refinery, which was developed by a prior operator of NAL. In the event Piedmont Lithium and Sayona Mining decide to jointly construct and operate a lithium conversion plant through their jointly-owned entity, Sayona Quebec, then spodumene concentrate produced from NAL would be preferentially delivered to that conversion plant upon commencement of conversion operations. Any remaining spodumene concentrate not delivered to a jointly-owned conversion plant would first be delivered to Piedmont Lithium up to Piedmont Lithium’s offtake right and then to third parties. Any decision to construct jointly-owned lithium conversion capacity must be agreed by both parties.
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
We have a long-term offtake agreement whereby Atlantic Lithium will sell 50% of spodumene concentrate produced in Ghana for the life of the mine to Piedmont Lithium, subject to us electing to exercise our option to fund construction costs of Ewoyaa. See Note 5—Other Assets.

The following tables summarize the carrying amounts, including changes therein, of our equity method investments:

	Sayona Mining	Sayona Quebec	Atlantic Lithium	Total
Initial investment (1)	$11,290,819	$5,067,593	$—	$16,358,412
Loss from equity method investments	(64,626)	—	—	(64,626)
Share of income (loss) from equity method investments included in other comprehensive income (loss)	(31,288)	—	—	(31,288)
Balance at June 30, 2021	11,194,905	5,067,593	—	16,262,498
Initial investment (2)	—	—	15,969,503	15,969,503
Additional investments (3)	7,423,086	20,211,235	—	27,634,321
Return of capital (4)	—	—	(513,511)	(513,511)
Loss from equity method investments	(525,679)	(62,977)	(53,479)	(642,135)
Share of income (loss) from equity method investments included in other comprehensive income (loss)	164,176	—	(2,142)	162,034
Balance at December 31, 2021	18,256,488	25,215,851	15,400,371	58,872,710
Additional investments(5)	1,444,855	19,617,242	—	21,062,097
Gain (loss) on dilution of equity method investments (6)	29,401,727	—	(446,834)	28,954,893
Loss from equity method investments	(3,104,926)	(2,499,064)	(2,748,300)	(8,352,290)
Share of income (loss) from equity method investments included in other comprehensive income (loss)	(1,378,740)	(2,571,021)	(939,847)	(4,889,608)
Balance at December 31, 2022	$44,619,404	$39,763,008	$11,265,390	$95,647,802
____________________________________________________________________________
(1)Initial investment includes transaction costs of $212,713 for the year ended June 30, 2021.
(2)Initial investment includes transaction costs of $111,071 for the six months ended December 31, 2021.
(3)Additional investment includes transaction costs of $171,379 for the six months ended December 31, 2021.
(4)In December 2021, Atlantic Lithium demerged its gold business assets by exchanging them for shares in a newly formed company, Ricca Resources Limited. The shares in Ricca Resources Limited received were distributed to the shareholders of Atlantic Lithium and treated as a return of capital. (See Note 5—Other Assets).
(5)Additional investments in Sayona Quebec totaling $5,683,894 have been made beginning January 1, 2023 through the date of this filing.
(6)Gain (loss) on dilution of equity method investments relates to: (i) issuances of additional shares of Sayona Mining, as discussed above, which reduced our ownership interest in Sayona Mining, and as a result, we recognized a noncash gain of $29.4 million and (ii) the exercise of certain Atlantic Lithium stock options and share grants which resulted in a reduction of our ownership in Atlantic Lithium. Our ownership percentage for Sayona Mining and Atlantic Lithium may continue to be reduced by future stock issuances.

	As of December 31, 2022
	Sayona Mining	Sayona Quebec	Atlantic Lithium
Fair value of equity investments where market values from publicly traded entities are readily available	$157,271,908	Not publicly traded	$24,885,000
For the year ended December 31, 2022, our interests in Sayona Mining, and Atlantic Lithium are significant as defined by the Securities and Exchange Commission’s Regulation S-X Rule 1-02(w). Accordingly, as required by Regulation S-X Rule 3-09, we have included the audited financial statements of Sayona Mining and Atlantic Lithium as of and for their most recent fiscal year ended June 30, 2022, with a comparative period of 2021, as an exhibit to this Form 10-K.

The following tables present summarized financial information included in our share of income (loss) from equity method investments noted above for our significant equity investments. The balances below were compiled from information provided to us by each investee and are presented in accordance with U.S. GAAP:
Summarized financial information for the year ended and as of December 31, 2022:

	Sayona Mining	Sayona Quebec	Atlantic Lithium
Summarized statement of operations information:
Revenue	$—	$—	$—
Net loss from operations	(19,274,044)	(9,996,260)	(39,801,057)
Other comprehensive income (loss), net of tax	10,424,036	179,041	(32,483)
Comprehensive loss	(8,850,008)	(9,817,219)	(39,833,540)

Summarized balance sheet information:
Current assets	122,252,635	24,869,403	19,393,500
Non-current assets	237,656,191	147,953,912	1,074,079
Current liabilities	5,299,124	3,194,978	3,895,742
Non-current liabilities	57,987,101	88,183,972	15,612,992

Summarized financial information for the six months ended and as of December 31, 2021:

	Sayona Mining	Sayona Quebec	Atlantic Lithium
Summarized statement of operations information:
Revenue	$—	$—	$—
Net loss from operations	(2,692,205)	(251,909)	(539,649)
Other comprehensive income (loss), net of tax	844,581	—	(21,619)
Comprehensive loss	(1,847,624)	(251,909)	(561,268)

Summarized balance sheet information:
Current assets	18,302,011	712,057	24,332,412
Non-current assets	99,752,858	97,957,054	43,422,205
Current liabilities	2,071,478	917,461	3,354,029
Non-current liabilities	23,048	—	—

Summarized financial information for the year ended and as of June 30, 2021:

Sayona Mining
Summarized statement of operations information:
Revenue	$—
Net loss from operations	(324,754)
Other comprehensive income (loss), net of tax	(157,224)
Comprehensive loss	(481,979)

Summarized balance sheet information:
Current assets	9,710,517
Non-current assets	17,718,789
Current liabilities	4,746,137
Non-current liabilities	24,285

5.OTHER ASSETS
Other current assets consisted of the following:

	December 31, 2022	December 31, 2021
Investments in equity securities	$483,836	$513,511
Prepaid assets and other receivables	2,128,005	2,001,091
Total other current assets	$2,611,841	$2,514,602
As of December 31, 2022, our investments in equity securities consisted of common shares in Ricca Resources Limited (“Ricca”), which we acquired as part of a spin-out of Ricca from Atlantic Lithium. Ricca is a private company focused on gold exploration in Africa.
Other non-current assets consisted of the following:

	December 31, 2022	December 31, 2021
Advances on exploration project	$17,316,440	$4,310,173
Other non-current assets	263,845	190,030
Operating lease right-of-use assets	1,293,394	60,919
Total other non-current assets	$18,873,679	$4,561,122
We have a strategic partnership with Atlantic Lithium that includes Atlantic Lithium Ghana. Under our partnership, we entered into a project agreement to acquire a 50% equity interest in Atlantic Lithium Ghana as part of two phases of future staged investments by Piedmont Lithium in the Ewoyaa over an approximate period of three to four years.
We are currently in Phase 1, which allows us to acquire a 22.5% equity interest in Atlantic Lithium Ghana by funding approximately $17 million for exploration and definitive feasibility study expenses. Our future equity interest ownership related to Phase 1 is contingent upon completing a definitive feasibility study and making an election to proceed with Phase 2. Phase 2 allows us to acquire an additional 27.5% equity interest in Atlantic Lithium Ghana upon completion of funding approximately $70 million for capital costs associated with the construction of Ewoyaa. Any cost savings or cost overruns from the initial commitment for each phase will be shared equally between Piedmont Lithium and Atlantic Lithium. Upon completion of phases one and two, we will have a total equity interest of 50% in Atlantic Lithium Ghana. Phase 1 funding costs are included in “Other non-current assets” in our consolidated balance sheets as an advance on our expected future investments in Ewoyaa.
Our maximum exposure to a loss as a result of our involvement in Ewoyaa is limited to the total funding paid by Piedmont Lithium to Atlantic Lithium. As of December 31, 2022, we did not own an equity interest in Atlantic Lithium Ghana. We have made advanced payments primarily related to Ewoyaa, totaling $12.7 million and $4.3 million during the twelve months ended December 31, 2022 and six months ended December 31, 2021, respectively. Additional advance payments totaling $0.9 million have been made beginning January 1, 2023 through the date of this filing.
During the year ended December 31, 2022, we entered into a new lease with a term of 7 years for our corporate offices in Belmont, North Carolina. Accordingly, we recorded a right-of-use asset and lease liability of $1.3 million as of the commencement date of the lease. See Note 7—Leases for further discussion.

6.LONG-TERM DEBT
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
The outstanding balances of our long-term debt agreements were as follows:

	December 31, 2022	December 31, 2021
Current portion of long-term debt	$425,187	$762,189
Long-term debt, net of current portion	163,425	914,147
Total long-term debt	$588,612	$1,676,336
We paid interest on our long-term debt as follows:

	Year Ended December 31, 2022	Six Months Ended December 31, 2021	Years Ended June 30,
			2021	2020
Interest paid	$115,029	$112,869	$271,264	$107,569
Scheduled payments for the principal portion of our outstanding long-term debt are as follows:

December 31, 2022
2023	$425,187
2024	148,910
2025	14,515
2026	—
Total	$588,612

7.LEASES
In July 2021, the Company entered into a lease for our corporate offices in Belmont, North Carolina. The Company took occupancy of the space in August 2022. The lease has an initial term of 7 years, with an option to extend the term for an additional 6 years at then-market rental rates.
Lease presentation in our consolidated balance sheets, components of lease costs and other lease information are presented in the following table:

	December 31, 2022	December 31, 2021
Assets:
Right-of-use assets - operating lease	$1,293,394	$60,919
Liabilities:
Current	124,464	59,430
Non-current	1,176,709	—
Operating lease liabilities	$1,301,173	$59,430

	Year Ended December 31, 2022	Six Months Ended December 31, 2021	Years Ended June 30,
			2021	2020
Statements of operations:
Operating lease cost	$152,617	$84,228	$165,456	$156,456
Short-term lease cost	105,914	66,592	78,583	32,673
Sublease income	51,255	61,506	120,752	29,906
Other information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,339,203	$—	$14,921	$391,549
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$143,349	$86,356	$165,817	$152,251
Weighted-average remaining lease term (in months)	80	3	11	23
Weighted-average discount rate	10%	10%	10%	10%
Maturities of lease payments under non-cancellable leases are as follows:

December 31, 2022
2023	$249,060
2024	256,532
2025	264,228
2026	272,155
2027	280,320
Thereafter	485,027
Total future minimum lease payments	1,807,322
Interest included within lease payments	(506,149)
Total operating lease liabilities	$1,301,173

8.EQUITY
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
Equity Transactions During the Year Ended December 31, 2022
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
Equity Transactions During the Six Months Ended December 31, 2021
On September 24, 2021, we filed a $500 million shelf registration statement with the SEC to provide us with capacity to publicly offer, common stock, preferred stock, warrants, debt, convertible or exchangeable securities, depositary shares, or units, or any combination thereof. We may from time to time raise capital under our shelf registration statement in amounts, at prices, and on terms to be announced when and if any securities are offered. As of December 31, 2022 we have $369.2 million remaining under our shelf registration statement, which expires on September 24, 2024.
Equity Transactions During the Year Ended June 30, 2021
In August 2020, we issued 1,200,000 shares at a weighted-average issue price of AUD 9.00(1). In October 2020, we issued 2,300,000 shares with a weighted-average issue price of $25.00. In March 2021, we issued 1,750,000 shares with a weighted-average issue price of $70.00. Share issuance costs associated with the Australia share placements and U.S. public offering totaled $12,819,429 and were accounted for as a reduction in the proceeds from share issuances in the consolidated balance sheets.
Equity Transactions During the Year Ended June 30, 2020
In July 2019, we issued 1,450,000 shares with a weighted-average issue price of AUD 14.50(1). In June 2020, we issued 2,065,000 shares with a weighted-average issue price of $6.30. Share issuance costs associated with the Australia share placements and U.S. public offering totaled $2,326,270 and were accounted for as a reduction in the proceeds from share issuances in the consolidated balance sheets.
___________________________________________________________________________
(1)The weighted-average issue price in Australian dollars (AUD) were on share issuances that were initiated in Australian dollars and translated into U.S. dollars at historical rates.

9.STOCK-BASED COMPENSATION
Stock Incentive Plans
In March 2021, our Board adopted, in connection with the Redomiciliation, the Piedmont Lithium Inc. Stock Incentive Plan (“Incentive Plan”). The Incentive Plan authorized the grant of stock options, stock appreciation rights, restricted stock units and restricted stock, any of which may be performance-based. Our Leadership and Compensation Committee determines the exercise price for stock options and the base price of stock appreciation rights, which may not be less than the fair market value of our common stock on the date of grant. Generally, stock options or stock appreciation rights vest after three years of service and expire at the end of ten years. Performance rights awards (“PRAs”) vest upon achievement of certain pre-established performance targets that are based on specified performance criteria over a performance period. As of December 31, 2022, 2,343,298 shares of common stock were available for issuance under our Incentive Plan.
We include the expense related to stock-based compensation in the same financial statement line item as cash compensation paid to the same employee. Additionally, and if applicable, we capitalize personnel expenses attributable to the development of our mine and construction of our plants, including stock-based compensation expenses. We recognize share-based award forfeitures as they occur.
Stock-based compensation related to all stock-based incentive plans is presented in the following table:

	Year Ended December 31, 2022	Six Months Ended December 31, 2021	Years Ended June 30,
			2021	2020
Components of stock-based compensation:
Stock-based compensation	$4,630,345	$2,003,116	$1,319,372	$470,939
Stock-based compensation forfeitures	(858,651)	—	—	—
Stock-based compensation, net of forfeitures	$3,771,694	$2,003,116	$1,319,372	$470,939

Presentation of stock-based compensation in the consolidated financial statements:
Exploration and mine development costs	$161,051	$687,695	$495,031	$171,151
General and administrative expenses	3,328,914	1,315,421	824,341	299,788
Stock-based compensation expense, net of forfeitures(1)	3,489,965	2,003,116	1,319,372	470,939
Capitalized stock-based compensation(2)	281,729	—	—	—
Stock-based compensation, net of forfeitures	$3,771,694	$2,003,116	$1,319,372	$470,939
__________________________
(1)We did not reflect a tax benefit associated with stock-based compensation expense in the consolidated statements of operations because we had a full tax valuation allowance during these periods. As such, the table above does not reflect the tax impacts of stock-based compensation expense.
(2)These costs relate to direct labor costs associated with our Tennessee operations and Carolina Lithium projects and are included in “Property, plant and mine development, net” in our consolidated balance sheets.

Stock Option Awards

Stock options may be granted to employees, officers, non-employee directors and other service providers. Stock options granted are equal to the market value of the underlying common stock on the date of grant. We use the Black-Scholes valuation model to measure stock-based compensation expense associated with stock options as of each respective grant date. As of December 31, 2022, we had remaining unvested stock-based compensation expense of $5.7 million to be recognized through December 2024.

The following assumptions were used to estimate the fair value of stock options granted during the periods presented below:

	Years Ended
	December 31, 2022	June 30, 2021	June 30, 2020
Expected life of options (in years)	5.3 - 6.4	5.3 - 6.3	2.7 - 2.8
Risk-free interest rate	1.1% - 3.4%	0.9% - 1.2%	0.3% - 0.5%
Assumed volatility	50%	50%	70%
Expected dividend rate	0%	0%	0%
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
A summary of activity relating to our share-based awards is reflected in the following table:

	Stock Option Awards	Weighted- Average Exercise Price (per share)	Restricted Stock Units	Weighted- Average Grant-Date Fair Value (per share)	Performance Rights Awards	Weighted- Average Grant-Date Fair Value (per share)
June 30, 2019	846,500	$13.77	—	$—	500	$5.41
Granted	259,500	16.15	—	—	75,000	4.51
Exercised or surrendered	(315,000)	7.71	—	—	(25,000)	4.51
Expired/Vested	(254,750)	17.13	—	—	(500)	5.41
June 30, 2020	536,250	16.88	—	—	50,000	5.20
Granted	135,004	35.14	36,745	64.08	10,000	6.50
Exercised or surrendered	(15,000)	12.38	—	—	—	—
Expired/Vested	(263,750)	15.97	—	—	—	—
June 30, 2021	392,504	21.16	36,745	64.08	60,000	5.42
Granted	—	—	14,532	59.17	—	—
Exercised or surrendered	(120,000)	13.93	—	—	—	—
Forfeited	—	—	—	—	(5,000)	6.50
Expired/Vested	—	—	—	—	(25,000)	5.20
December 31, 2021	272,504	24.34	51,277	59.17	30,000	5.42
Granted	194,906	55.00	28,664	54.24	49,468	54.13
Exercised or surrendered	(182,500)	14.92	(26,004)	58.33	—	—
Forfeited	(19,458)	38.74	(17,770)	66.77	(35,000)	12.20
Expired/Vested	(719)	65.00	—	—	—	—
December 31, 2022	264,733	$52.23	36,167	$57.12	44,468	$54.27

Vested at December 31, 2022	75,231	$47.30

	December 31, 2022
	Option Shares Outstanding	Option Shares Vested
Weighted average remaining contractual term (in years)	1.04	0.72
Aggregate intrinsic value of share options	$—	$—

As of December 31, 2022, there were 44,468 unvested PRAs, which expire over the next three years. The unvested PRAs are subject to certain milestones related to construction, feasibility studies and offtake agreements.
10.EMPLOYEE BENEFIT PLAN
Our employees may participate in the Piedmont Lithium 401(k) Plan (“401(k) Plan”), a defined contribution plan which qualifies under Section 401(k) of the Internal Revenue Code. The 401(k) Plan was effective June 24, 2018. Participating employees may contribute up to 100% of their pre-tax earnings up to the statutory limit. We recorded 401(k) matching contribution expenses of $235,905, $78,214, $146,721, and $28,731 for the year ended December 31, 2022, the six months ended December 31, 2021 and the years ended June 30, 2021, and 2020, respectively.

11.EARNINGS PER SHARE
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
Basic and diluted net loss per share is reflected in the following table:

	Year Ended December 31, 2022	Six Months Ended December 31, 2021	Years Ended June 30,
			2021	2020
Net loss	$(12,974,674)	$(21,348,355)	$(19,993,848)	$(5,879,152)

Weighted-average number of common shares used in calculating basic and dilutive earnings per share	17,517,678	15,868,521	13,551,150	8,283,567

Basic and diluted net loss per weighted-average share	$(0.74)	$(1.35)	$(1.48)	$(0.71)
Potentially dilutive shares were not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive in those periods. PRAs were not included as their performance obligations had not been met. The potentially dilutive and anti-dilutive shares not included in diluted net loss per share are presented in the following table:

	Year Ended December 31, 2022	Six Months Ended December 31, 2021	Years Ended June 30,
			2021	2020
Stock options	264,733	272,504	392,504	536,250
RSUs	36,167	51,277	36,745	—
PRAs	44,468	30,000	60,000	50,000
Total potentially dilutive shares	345,368	353,781	489,249	586,250
12. INCOME TAXES
Loss before income taxes and current and deferred income tax expense are composed of the following:

	Year Ended December 31, 2022	Six Months Ended December 31, 2021	Years Ended June 30,
			2021	2020
Income (loss) before income taxes:
Domestic	$(31,650,816)	$(20,656,738)	$(17,601,419)	$(5,424,724)
Foreign	21,815,406	(691,617)	(2,392,429)	(454,428)
Total	$(9,835,410)	$(21,348,355)	$(19,993,848)	$(5,879,152)

The reconciliation of the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	Year Ended December 31, 2022	Six Months Ended December 31, 2021	Years Ended June 30,
			2021	2020
Pre-tax loss	$(9,835,410)	$(21,348,355)	$(19,993,848)	$(5,879,152)
Benefit at statutory rate (21%)	(2,065,436)	(4,483,155)	(4,198,708)	(1,234,622)
Foreign rate differential	1,963,387	(62,246)	(22,160)	(13,801)
Non-deductible transaction costs	—	—	299,965	—
Permanent items	(162,114)	(102,837)	141,223	63,229
Foreign exchange differences	(840,469)	17,464	—	—
Branch deferred taxes	4,003,454	—	—	—
State taxes	511,370	508,600	(985,983)	(338,078)
Other adjustments	—	290,312	—	—
Change in valuation allowance	(270,928)	3,831,862	4,765,663	1,523,272
Income tax expense	$3,139,264	$—	$—	$—
Tax expense for the year ended December 31, 2022 related entirely to foreign deferred taxes.
Deferred income tax assets and liabilities recorded in the consolidated balance sheets consisted of the following:

	December 31, 2022	December 31, 2021
Deferred tax assets
Accrued expenditures	$887,464	$691,908
Exploration and mine development expenditures	167,651	7,686,371
Stock-based compensation	894,786	656,617
Tax carryforwards	21,850,937	7,993,664
Other deferred tax assets	1,432,208	177,512
Gross deferred tax assets	25,233,046	17,206,072
Valuation allowance	(17,750,955)	(17,186,537)
Deferred tax assets	7,482,091	19,535
Deferred tax liabilities
Equity method investments	(9,440,314)	—
Other deferred tax liabilities	(922,900)	(19,535)
Deferred tax liabilities	(10,363,214)	(19,535)
Net deferred tax liability	$(2,881,123)	$—
During the year ended December 31, 2022, deferred tax liabilities increased by $2.9 million. The increase was driven by the gain on dilution of equity method investments, partially offset by a $3.9 million deferred tax benefit for a release in valuation allowance against certain deferred tax assets in Australia. The taxable temporary difference in equity method investments provide a source of income for realizing deferred tax assets, causing the $3.9 million deferred tax benefit for a release in valuation allowance against certain deferred tax assets.
Changes in the balances of our deferred tax asset valuation allowance were as follows:

	December 31, 2022	December 31, 2021	June 30, 2021
Beginning balance	$17,186,537	$13,354,675	$8,589,012
Charged to other accounts	835,346	—	—
Charged to income tax expense	(270,928)	3,831,862	4,765,663
Ending balance	$17,750,955	$17,186,537	$13,354,675

Total net operating losses available were as follows:

	December 31, 2022	December 31, 2021	Begin to expire

U.S. - Federal	$9,596,659	$4,660,187	2037 — Indefinite
U.S. - State	742,982	712,124	2032
Australia - Federal	3,697,101	2,481,828	Indefinite
Australia - Capital	257,762	214,872	Indefinite
Total	$14,294,504	$8,069,011
As of December 31, 2022 and 2021, we did not have any unrecognized tax benefits. Interest and penalties related to income tax matters are classified as a component of income tax expense. We do not anticipate any significant changes to unrecognized tax benefits over the next twelve months.
We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and in various international jurisdictions. Our tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Tax years 2017 and forward generally remain open for examination for federal and state tax purposes. Tax years 2009 and forward generally remain open for examination for foreign tax purposes.
13.SEGMENT REPORTING
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
14.COMMITMENTS AND CONTINGENCIES
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
On October 14, 2021, Vincent Varbaro, a purported holder of Piedmont Australia’s American Depositary Shares and the Company’s equity securities, filed a shareholder derivative suit in the U.S. District Court for the Eastern District of New York, purporting to bring claims on behalf of the Company against certain of the Company’s officers and directors. The complaint alleges that the defendants breached their fiduciary duties in connection with the Company’s statements regarding the timing and status of government permits for Carolina Lithium in North Carolina, at various times between March 16, 2018 and July 19, 2021. No litigation demand was made to the Company in connection with this action. In December 2021, the parties agreed to a stipulation to stay the proceeding pending resolution of the motion to dismiss in the securities law matters described in the immediately preceding paragraph, and the Court ordered the case stayed. We intend to vigorously defend against these claims. Although there can be no assurance as to the outcome, we do not believe these claims have merit. The potential monetary relief, if any, is not probable and cannot be estimated at this time; accordingly, we have not recorded a liability for this matter.
On July 5, 2022, Brad Thomascik, a purported shareholder of the Company’s equity securities, filed a shareholder derivative lawsuit in the U.S. District Court for the Eastern District of New York. On behalf of the Company, the lawsuit purports to bring claims against certain of the Company’s officers and directors. The complaint alleges that the defendants breached their fiduciary duties in connection with the Company’s statements regarding the timing and status of government permits for Carolina Lithium in North Carolina at various times between March 16, 2018 and July 19, 2021. No litigation demand was made to the Company in connection with this action. The lawsuit focuses on the same public statements as the shareholder derivative suit described above. On September 15, 2022, the parties jointly agreed to and filed a stipulation to stay the proceeding pending resolution of the motion to dismiss in the securities law matters described in the second paragraph of this section. The Court has not yet entered the order. We intend to vigorously defend against these claims. Although there can be no assurance as to the outcome, we do not believe these claims have merit. The potential monetary relief, if any, is not probable and cannot be estimated at this time; accordingly, we have not recorded a liability for this matter.
15.RELATED PARTIES
Ledger Holdings Pty Ltd, a company associated with a former non-executive director of the Company was paid $91,667 and $90,734 during the years ended June 30, 2021 and 2020, respectively, for services related to business development activities. These fees and associated payments were included in the former director’s remuneration. Effective June 1, 2021, the director's term ended. We have no other significant or material related party transactions during the periods presented.
16. TRANSITION PERIOD COMPARATIVE DATA
As discussed in Note 1—Description of Company, effective January 1, 2022, we changed our fiscal year end from June 30 to December 31. The six-month period from July 1, 2021, to December 31, 2021, served as a transition period. For comparative purposes, the consolidated statements of operations and cash flows for the six months ended December 31, 2021 and 2020, are summarized below. All data for the six months ended December 31, 2020, was derived from the Company’s unaudited consolidated financial statements.

	Six Months Ended December 31,
	2021	2020 (unaudited)
Operating expenses:
Exploration and mine development costs	$9,628,803	$3,572,166
General and administrative expenses	10,956,005	2,174,023
Total operating expenses	20,584,808	5,746,189
Loss from equity investments in unconsolidated affiliates	(642,135)	—
Loss from operations	(21,226,943)	(5,746,189)
Other income (expense) :
Interest expense, net	(112,869)	(138,801)
(Loss) gain from foreign currency exchange	(8,543)	100,152
Loss before taxes and equity earnings	(21,348,355)	(5,784,838)
Income tax expense	—	—
Net loss	$(21,348,355)	$(5,784,838)

Basic and diluted net loss per weighted-average share	$(1.35)	$(0.47)
Basic and diluted weighted-average number of shares outstanding	15,868,521	12,205,057

	Six Months Ended December 31,
	2021	2020 (unaudited)
Cash flows from operating activities:
Net loss	$(21,348,355)	$(5,784,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,697	8,836
Stock-based compensation	2,003,116	301,077
Noncash lease expense	78,878	53,834
Loss on equity investments in unconsolidated affiliates	642,135	—
Changes in operating assets and liabilities:
Other assets	(717,101)	(212,398)
Operating lease liabilities	(81,005)	(74,233)
Accounts payable	(1,299,090)	1,465,370
Accrued expenses and other current liabilities	3,038,552	708,543
Net cash used in operating activities	(17,674,173)	(3,533,809)
Cash flows from investing activities:
Purchase of mining interests	(12,464,238)	(5,076,816)
Capital expenditures	(35,145)	(13,740)
Advances on the Ewoyaa Project (Ghana)	(4,310,173)	—
Purchase of equity investments in unconsolidated affiliates	(43,603,824)	—
Net cash used in investing activities	(60,413,380)	(5,090,556)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	60,876,241
Proceeds from exercise of stock options	557,100	132,895
Principal payments on long-term debt	(876,212)	(304,865)
Net cash (used in) provided by financing activities	(319,112)	60,704,271
Net (decrease) increase in cash	(78,406,665)	52,079,906
Cash and cash equivalents at beginning of period	142,651,648	18,857,088
Cash and cash equivalents at end of period	$64,244,983	$70,936,994

Supplemental disclosure of cash flow information:
Cash paid for interest	$112,869	$156,208
Noncash acquisitions of mining interests financed by sellers	241,002	669,500

17.SUBSEQUENT EVENTS
In February 2023, we received $75 million from LG Chem, Ltd (“LG Chem”) in exchange for common shares in Piedmont Lithium in conjunction with a multi-year spodumene concentrate offtake agreement.
•LG Chem purchased 1,096,535 newly issued shares of Piedmont Lithium’s common stock at an approximate price of $68.40 per share for a total consideration of $75 million; and closing of the Subscription Agreement occurred on February 24, 2023 which resulted in LG Chem holding approximately 5.7% of Piedmont Lithium’s common shares.
•The spodumene concentrate offtake agreement commits us to sell 200,000 metric tons of spodumene concentrate from our offtake agreement with Sayona Quebec. The term of the agreement expires four years from the date of first shipment, which is anticipated to occur by the third quarter of 2023, with the final shipment expected in the third quarter of 2027. Pricing is determined by a market-based mechanism.
In January 2023, we entered into an amended offtake agreement with Tesla, Inc. (“Tesla”) to provide spodumene concentrate from NAL in Quebec. The agreement commits us to sell 125,000 metric tons of spodumene concentrate from our offtake agreement with Sayona Quebec. The term of the agreement is three years, beginning on January 2, 2023, with the start-of-production in the second half of 2023 through the end of 2025, and pricing is determined by a market-based mechanism.
***