Form 10-K/A
period 2022-12-31
Piedmont Lithium Inc.
filed 2023-04-25
CIK 1728205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K/A
(Amendment No. 1)
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
As of February 24, 2023, there were 19,182,063 shares of the Registrant’s common stock outstanding.

Auditor Name:	Auditor Location:	Audit Firm ID:
DELOITTE & TOUCHE LLP	Charlotte, North Carolina	34

EXPLANATORY NOTE

Piedmont Lithium Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2022 (the “Original Form 10-K”), with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2023. The Company is filing this Amendment No. 1 to the Original Form 10-K (this “Amendment”) to remove Exhibit 96.1, “Technical Report Summary, dated January 25, 2022 and Exhibit 96.2, “Technical Report Summary, dated February 27, 2023”, which have been subsequently replaced with a revised Technical Report Summary dated April 20, 2023 (the “Amended TRS”). The Amended TRS is filed as Exhibit 96.3 to the Amendment and contains updated disclosures presented in accordance with Item 1300 of Regulation S-K. See the forepart of the Amended TRS for a full description as to the updates made to the initial Technical Report Summary. This Amendment solely relates to, and replaces, all information previously included in Part 1-Item 1. Business and Item 2. Properties, Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data; and Part IV-Item 15. Exhibits.
Except as described above, no other changes have been made to the Original Filing, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. Except as described below, this Amendment does not reflect events that may have occurred subsequent to the filing date of the Original Filing.
Except as described above, this Amendment does not amend, update or change any other information set forth in the Original Form 10-K (including in the unaudited consolidated financial statements included therein) and does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the Securities and Exchange Commission. This Amendment consists solely of the preceding cover page, this explanatory note, Part 1-Item 1. Business and Item 2. Properties, Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and a signature page and the exhibits filed herewith.

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
In September 2022, Atlantic Lithium announced the successful completion of a technical study for Ewoyaa in accordance with the JORC Code, demonstrating the potential of Ewoyaa to produce low-cost spodumene concentrate using a dense medium only processing technique. In the Atlantic Lithium technical study, 24.5% of the mined tons in the production target are based on the inclusion of inferred resources. There is a low level of geological confidence associated with inferred mineral resources, and there is no certainty that further exploration work would result in a determination of measured or indicated mineral resources resulting from the inferred resources, that the inferred resources would be converted to mineral reserves or that the production target itself would be realized. Although Atlantic Lithium has characterized this technical study as a prefeasibility study, due to the inclusion of the inferred resources, we consider the production target and its associated economics as a scoping study. Refer to the “Cautionary Note to Investors” under Item 7 of this report.
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
Compliance with environmental laws and regulations may impose substantial costs on us, subject us to significant potential liabilities, and have an adverse effect on our capital expenditures, results of operations, or competitive position. Violations and liabilities with respect to these laws and regulations could result in significant administrative, civil, or criminal penalties, remedial clean-ups, natural resource damages, permit modifications and/or revocations, operational interruptions and/or shutdowns, and other liabilities, as well as reputational harm, including damage to our relationships with customers, suppliers, investors, governments or other stakeholders. The costs of remedying such conditions may be significant, and remediation obligations could adversely affect our business, results of operations, and financial condition. Federal, state, and local legislative bodies and agencies frequently revise environmental laws and regulations, and any changes in these regulations, or the interpretations thereof, could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations. As of the date of this Annual Report on Form 10-K/A, other than with respect to the permitting activities of Carolina Lithium and Tennessee Lithium, we have not been required to spend material amounts on compliance regarding environmental regulations.
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
Corporate Information
Our principal executive offices are located at 42 E Catawba Street, Belmont, NC, 28012, and our telephone number is (704) 461-8000. We file electronically with the SEC our annual reports on Form 10-K and any amendments thereto, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website at www.piedmontlithium.com, under “Investors,” free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports to the SEC.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Our Annual Report on Form 10-K/A (“Annual Report”) contains forward-looking statements that involve risks and uncertainties and includes statistical data, market data and other industry data and forecasts, which we obtained from market research, publicly available information and independent industry publications and reports that we believe to be reliable sources.
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
On October 21, 2021, we announced an inaugural mineral resources estimate for our Carolina Lithium project. On December 14, 2021, we announced the completion of a bankable feasibility study (“BFS”) for our Carolina Lithium project, which included an initial estimation of mineral reserves. These estimates of mineral resources and mineral reserves are compatible with both S-K 1300 and JORC Code. A Technical Report Summary with respect to our estimated mineral reserves was filed as exhibit to our Transition Report for the period ending December 31, 2021. This Technical Report Summary was amended to include certain information as required by Item 1300 of Regulation S-K . The Amended Technical Report Summary dated April 20, 2023 is included as Exhibit 96.3 and filed with our Annual Report.

PART I
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
Carolina Lithium
Overview
Carolina Lithium is a development stage project for the mining, development and production of lithium products. The property is located in a rural area of Gaston County, North Carolina, approximately 25 miles northwest of the City of Charlotte. The property is centered at approximately 35°23’20”N 81°17’20”W. The property currently has no known encumbrances. In addition to the information summarized below, you can learn more about Carolina Lithium by reading the Revised Technical Report Summary dated April 20, 2023 (“TRS” or “Amended TRS”). The Amended TRS attached as Exhibit 96.3 to this Annual Report on 10-K/A serves as an amendment to our Original TRS, effective December 31, 2021, and filed with the SEC in January 2022. Notable revisions and changes to the previously filed Amended TRS include:
•Various additional clarifications;
•Replaces financial modeling with an “ore reserve only” plan as opposed to the Company’s ultimate business plan which was originally presented. Financial modeling is based upon the sale of lithium hydroxide via the conversion of run-of-mine ore reserves to spodumene concentrate in the Company’s planned concentrator facility and ultimate sale of lithium hydroxide via the Company’s planned conversion plant;
•Removes byproducts from revenue projections.
See the forepart of the Amended TRS for a full description as to the updates made to the inital Technical Report Summary.
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
A Technical Report Summary with respect to our estimated mineral reserves was filed as an exhibit to our Transition Report for the six-month period ending December 31, 2021. This Technical Report Summary was amended to include certain information as required by Item 1300 of Regulation S-K. The Amended Technical Report Summary dated April 20, 2023, is filed as Exhibit 96.3 to this Form 10-K/A. We publish reserves annually, and will recalculate reserves if any new significant changes are expected, taking into account metal prices, changes, if any, to future production and capital costs, divestments and depletion as well as any acquisitions and additions during the period.
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
The resource figures presented herein do not include that part of our resources that have been converted to proven and probable reserves as shown above, as they are reported exclusive of reserves, and have been estimated based on information available at the time of calculation. Key assumptions and parameters relating to the mineral reserves and resources are discussed in Sections 1.9 and 1.10 of the Carolina Lithium project Amended TRS filed as Exhibit 96.3 in this Form 10-K/A.
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

Part II
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
•In September 2022, Atlantic Lithium announced the successful completion of a technical study for Ewoyaa, demonstrating spodumene concentrate production using dense medium processing technology.
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

Historically, we have been successful raising cash through equity financing; however, no assurances can be given that additional financing will be available in amounts sufficient to meet our needs or on terms that are acceptable to us. If we issue additional shares of our common stock, it would result in dilution to our existing shareholders. There are many factors that could significantly impact our ability to raise funds through equity and debt financing as well as influence the timing of future cash flows. These factors include, but are not limited to, permitting and approvals for our projects, our ability to access capital markets, stock price volatility, commodity price volatility, uncertain economic conditions, and access to labor. See Part I, Item1A “Risk Factors.” in the original Form 10-K for the year ended December 31, 2022.
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

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Piedmont Lithium Inc. (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed on May 18, 2021)
3.2	Amended and Restated Bylaws of Piedmont Lithium Inc. (filed with the SEC as Exhibit 3.2 to the Company’s Current Report on Form 8-K12B filed on May 18, 2021)
4.1	Description of Securities (filed with the SEC as Exhibit 4.1 the Company’s Annual Report on Form 10-K filed on September 24, 2021)
10.1+	Piedmont Lithium Inc. 2021 Stock Incentive Plan (filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2021)
10.2+	Executive Employment Agreement, dated as of September 22, 2021, by and between Keith Phillips, Piedmont Lithium Inc. and Piedmont Lithium Carolinas, Inc. (filed with the SEC as Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on September 24, 2021)
10.3+	Executive Employment Agreement, dated as of June 4, 2021, by and between Michael White and Piedmont Lithium Inc. (filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2021)
10.4+	Executive Employment Agreement, dated as of September 22, 2021, by and between Bruce Czachor and Piedmont Lithium Inc. and Piedmont Lithium Carolinas, Inc. (filed with the SEC as Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on September 24, 2021)
10.5+	Executive Employment Agreement, dated as of September 22, 2021, by and between Patrick Brindle and Piedmont Lithium Inc. and Piedmont Lithium Carolinas, Inc. (filed with the SEC as Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on September 24, 2021)
10.6+	Executive Employment Agreement, dated as of December 8, 2022, by and between Krishna Y. McVey and Piedmont Lithium Inc. and Piedmont Lithium Carolinas, Inc. (filed with the SEC as Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 1, 2023)
10.7+	Executive Employment Agreement, dated as of December 8, 2022, by and between Austin D. Devaney and Piedmont Lithium Inc. (filed with the SEC as Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on March 1, 2023)
21.1	Subsidiaries of the Registrant (filed with the SEC as Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 1, 2023)
23.1*	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche, LLP
23.2	Consent of BDO Audit Pty Ltd (filed with the SEC as Exhibit 23.2 to the Company’s Annual Report on Form 10-K filed on March 1, 2023)
23.3	Consent of Nexia Brisbane Audit Pty Ltd (filed with the SEC as Exhibit 23.3 to the Company’s Annual Report on Form 10-K filed on March 1, 2023)
23.4*	Consent of Qualified Person (Dr. Steven Keim, Marshall, Miller & Associates)
23.5*	Consent of Qualified Person (Leon McGarry)
23.6*	Consent of Qualified Person (Peter Grigsby, Primero Americas Inc.)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

96.3**	Technical Report Summary, dated April 20, 2023
99.1	Consolidated Financial Statements of Atlantic Lithium Lithium and its subsidiaries, for the year ended June 30, 2022 and 2021 (filed with the SEC as Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed on March 1, 2023)
99.2	Consolidated Financial Statements of Sayona Mining Limited and its controlled entities, for the year ended June 30, 2022 and 2021 (filed with the SEC as Exhibit 99.2 to the Company’s Annual Report on Form 10-K filed on March 1, 2023)
101.INS*	XBRL Instance Document - - embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).
__________________________
*Filed herewith.
**    Exhibits 96.1 and 96.2, which were filed previously with the Original Form 10-K, have now been removed pursuant to the Amendment and are no longer part of, nor incorporated into, the Annual Report on Form 10-K, as amended.
+    Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Piedmont Lithium Inc.
(Registrant)

Date: April 24, 2023	By:	/s/ Michael White
Michael White
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	F-2
Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021	F-4
Consolidated Statements of Operations for the year ended December 31, 2022, the six months ended December 31, 2021 and the years ended June 30, 2021 and 2020	F-5
Consolidated Statements of Comprehensive Loss for the year ended December 31, 2022, the six months ended December 31, 2021 and the years ended June 30, 2021 and 2020	F-6
Consolidated Statements of Cash Flows for the year ended December 31, 2022, the six months ended December 31, 2021 and the years ended June 30, 2021 and 2020	F-7
Consolidated Statements of Changes in Equity for the year ended December 31, 2022, the six months ended December 31, 2021 and the years ended June 30, 2021 and 2020	F-8
Notes to the Consolidated Financial Statements	F-9

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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023 (not presented herein), expressed an unqualified opinion on the Company's internal control over financial reporting.
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
We continue to evaluate operational developments and the impact of the anticipated significant expansion of the operations of our existing equity method investments. As discussed below, Atlantic Lithium’s completion of a technical study for the Ewoyaa Lithium Project (“Ewoyaa”), along with the anticipated restart of Sayona Quebec’s North American Lithium (“NAL”) Projects, were impactful to the consideration of how we most appropriately reflect our proportional share of income (loss) from our three existing equity method investments. Offtake agreements with our equity method investments are expected to supply the majority of the spodumene concentrate to Tennessee Lithium for conversion to lithium hydroxide, or re-sell into the market. Based on our analysis, it was determined that our equity method investments have evolved into a critical, integrated part of our ongoing operations. We have determined this justifies a more meaningful and transparent presentation of our proportional share of income (loss) in our equity method investments as a component of our operating income. As a result, we have reclassified our share of income (loss) in equity method investments to operating income for all periods presented.
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
For the year ended December 31, 2022, our interests in Sayona Mining, and Atlantic Lithium are significant as defined by the Securities and Exchange Commission’s Regulation S-X Rule 1-02(w). Accordingly, as required by Regulation S-X Rule 3-09, we have included the audited financial statements of Sayona Mining and Atlantic Lithium as of and for their most recent fiscal year ended June 30, 2022, with a comparative period of 2021, as an exhibit to this Form 10-K/A.

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