Form 10-Q
period 2023-03-31
Piedmont Lithium Inc.
filed 2023-05-05
CIK 1728205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐	Smaller reporting company	☐
☐ If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 01, 2023, there were 19,183,313 shares of the Registrant’s common stock outstanding.

Part I - Financial Information
Item 1.    Financial Statements.
PIEDMONT LITHIUM INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$129,223,392	$99,246,963
Other current assets	1,619,997	2,611,841
Total current assets	130,843,389	101,858,804
Property, plant and mine development, net	92,025,385	71,540,798
Other non-current assets	19,392,647	18,873,679
Equity method investments in unconsolidated affiliates	105,395,866	95,647,802
Total assets	$347,657,287	$287,921,083

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	11,516,115	12,861,514
Current portion of long-term debt	370,859	425,187
Other current liabilities	129,942	124,464
Total current liabilities	12,016,916	13,411,165
Long-term debt, net of current portion	99,833	163,425
Operating lease liabilities, net of current portion	1,142,344	1,176,709
Deferred tax liabilities	2,712,110	2,881,123
Total liabilities	15,971,203	17,632,422
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock; $0.0001 par value, 100,000,000 shares authorized; 19,183,313 and 18,073,367 shares issued and outstanding at March 31, 2023, and December 31, 2022, respectively	1,918	1,807
Additional paid-in capital	453,492,130	381,241,814
Accumulated deficit	(114,297,406)	(105,657,674)
Accumulated other comprehensive loss	(7,510,558)	(5,297,286)
Total stockholders’ equity	331,686,084	270,288,661
Total liabilities and stockholders’ equity	$347,657,287	$287,921,083
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Exploration and mine development costs	$756,774	$167,838
General and administrative expenses	8,621,450	5,578,005
Total operating expenses	9,378,224	5,745,843
Loss from equity method investments in unconsolidated affiliates	(2,742,364)	(3,389,503)
Loss from operations	(12,120,588)	(9,135,346)
Other income (expense):
Interest income	763,450	—
Interest expense	(14,517)	(42,396)
(Loss) gain from foreign currency exchange	(49,266)	23,110
Gain on dilution of equity method investments in unconsolidated affiliates	3,274,532	—
Total other income (expense)	3,974,199	(19,286)
Loss before taxes	(8,146,389)	(9,154,632)
Income tax expense	493,343	—
Net loss	$(8,639,732)	$(9,154,632)

Basic and diluted net loss per weighted-average share	$(0.47)	$(0.57)
Basic and diluted weighted-average number of shares outstanding	18,523,689	16,088,013
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(8,639,732)	$(9,154,632)
Other comprehensive income (loss):
Equity method investments adjustments in other comprehensive income (loss), net of tax(1)	(2,213,272)	193,644
Other comprehensive income (loss), net of tax	(2,213,272)	193,644
Comprehensive loss	$(10,853,004)	$(8,960,988)
__________________________
(1)Equity method investments income in other comprehensive income (loss) is presented net of tax benefit of $662,356 for the three months ended March 31, 2023. We did not reflect a tax expense during the three months ended March 31, 2022 because we had a full tax valuation allowance in impacted jurisdictions during this period.

The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(8,639,732)	$(9,154,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,124,973	(127,766)
Loss from equity method investments in unconsolidated affiliates	2,742,364	3,389,503
Gain on dilution of equity method investments in unconsolidated affiliates	(3,274,532)	—
Deferred taxes	493,343	—
Depreciation	45,018	5,062
Noncash lease expense	35,197	32,251
Unrealized loss (gain) on investment	7,803	(20,770)
Changes in operating assets and liabilities:
Other assets	1,298,216	919,363
Operating lease liabilities	(29,363)	(29,945)
Accounts payable	(660,760)	(539,596)
Accrued expenses and other current liabilities	(2,654,659)	(3,322,479)
Net cash used in operating activities	(9,512,132)	(8,849,009)
Cash flows from investing activities:
Capital expenditures	(18,518,044)	(5,619,034)
Advances on Ewoyaa Lithium Project (Ghana)	(868,340)	(3,632,483)
Purchases of equity investments in unconsolidated affiliates	(12,091,524)	(2,046,207)
Net cash used in investing activities	(31,477,908)	(11,297,724)
Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	71,084,389	122,059,476
Principal payments on long-term debt	(117,920)	(247,234)
Net cash provided by financing activities	70,966,469	121,812,242
Net increase in cash	29,976,429	101,665,509
Cash and cash equivalents at beginning of period	99,246,963	64,244,983
Cash and cash equivalents at end of period	$129,223,392	$165,910,492

Supplemental disclosure of cash flow information:
Noncash capital expenditures in accounts payable and accrued expenses	$7,438,024	$2,421,433
Cash paid for interest	14,517	42,397
Capitalized stock-based compensation	41,065	41,858
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
December 31, 2022	18,073,367	$1,807	$381,241,814	$(105,657,674)	$(5,297,286)	$270,288,661
Issuance of common stock, net	1,096,535	110	71,084,279	—	—	71,084,389
Stock-based compensation, net of forfeitures	—	—	1,166,038	—	—	1,166,038
Shares issued for exercise/vesting of share-based compensation awards	13,411	1	(1)	—	—	—
Equity method investment adjustments in other comprehensive income (loss), net of tax	—	—	—	—	(2,213,272)	(2,213,272)
Net loss	—	—	—	(8,639,732)	—	(8,639,732)
March 31, 2023	19,183,313	$1,918	$453,492,130	$(114,297,406)	$(7,510,558)	$331,686,084

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
December 31, 2021	15,894,395	$1,589	$255,131,836	$(92,683,000)	$(665,819)	$161,784,606
Issuance of common stock, net	2,012,500	201	122,059,275	—	—	122,059,476
Stock-based compensation, net of forfeitures	—	—	(85,908)	—	—	(85,908)
Shares issued for exercise/vesting of share-based compensation awards	22,631	3	(3)	—	—	—
Equity method investment adjustments in other comprehensive income (loss), net of tax	—	—	—	—	193,644	193,644
Net loss	—	—	—	(9,154,632)	—	(9,154,632)
March 31, 2022	17,929,526	$1,793	$377,105,200	$(101,837,632)	$(472,175)	$274,797,186
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.DESCRIPTION OF COMPANY
Nature of Business
Piedmont Lithium Inc. (“Piedmont Lithium,” “we,” “our,” “us,” or “Company”) is a United States (“U.S.”) based, development-stage multi-asset, integrated lithium business in support of a clean energy economy as well as U.S. and global energy security. We plan to supply lithium hydroxide to the electric vehicle and battery manufacturing supply chains in North America by processing spodumene concentrate produced from assets we own or in which we have an economic interest.
Our portfolio of projects includes our Tennessee Lithium project (“Tennessee Lithium”), a proposed merchant lithium hydroxide manufacturing plant in McMinn County, Tennessee and our Carolina Lithium project (“Carolina Lithium”), a proposed, fully integrated spodumene concentrate-to-lithium hydroxide project in Gaston County, North Carolina. The balance of our project portfolio includes strategic investments in lithium assets in Quebec, Canada and Ghana, West Africa. Commercial production of spodumene concentrate commenced in Quebec in March 2023, and near-term revenue generation is anticipated with first shipments to customers targeted for the third quarter of 2023. Production of spodumene concentrate is expected to begin in Ghana in 2025, subject to permitting and approvals. Lithium resources from Atlantic Lithium Limited’s Ewoyaa project are intended to serve as the primary feedstock for lithium hydroxide conversion at Tennessee Lithium, which is targeted to begin production in 2026. We plan to produce spodumene concentrate and lithium hydroxide at Carolina Lithium beginning in 2027.
The timelines described above are subject to permitting, approvals, funding, successful project execution, and market dynamics. These diversified operations should enable us to play a pivotal role in supporting U.S. and global energy independence as a key contributor to the electric vehicle and battery manufacturing supply chains.
Basis of Presentation
Our unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, all references to “$” are to U.S. dollars, and all references to “AUD” are to Australian dollars. Our reporting currency is U.S. dollars, and we operate on a calendar fiscal year. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our amended Annual Report on Form 10-K/A for the year ended December 31, 2022. These unaudited consolidated financial statements reflect all adjustments and reclassifications, that, in the opinion of management are considered necessary for a fair statement of the results of operations, financial position, and cash flows for the periods presented. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2023, for any other interim period, or for any other future fiscal year.
Certain prior period amounts have been reclassified to conform with the current period presentation including reclassification of the Company’s proportional share of income in equity investments into operating income. See Note 3—Equity Method Investments in Unconsolidated Affiliates for further discussion.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions, and allocations that affect amounts reported in the consolidated financial statements and related notes. Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets, fair value of stock-based compensation awards, income tax uncertainties, valuation of deferred tax assets, contingent assets and liabilities, legal claims, asset impairments, and environmental remediation. Actual results could differ due to the uncertainty inherent in the nature of these estimates.
We base our estimates and assumptions on current facts, historical experience, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.
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
We have accumulated deficits of $114.3 million and $105.7 million as of March 31, 2023 and December 31, 2022, respectively. We have incurred net losses and utilized cash in operations since inception, and we expect to incur future additional losses. We have cash available on hand and believe this cash will be sufficient to fund our operations and meet our obligations as they come due for at least one year from the date these unaudited consolidated financial statements are issued. In the event our cash requirements change during the next twelve months, management has the ability and commitment to make corresponding changes to our operating expenses as necessary. Until commercial production is achieved from our planned operations, we will continue to incur operating and investing net cash outflows associated with, among other things, funding capital projects, development-stage technical studies, permitting activities associated with our projects, funding our expected commitments in Quebec and Ghana, maintaining and acquiring exploration properties and undertaking ongoing exploration activities. Our long-term success is dependent upon our ability to successfully raise additional capital or financing or enter into strategic partnership opportunities. Our long-term success is also dependent upon our ability to obtain certain permits and approvals, develop our planned portfolio of projects, earn revenues, and achieve profitability.
Our unaudited consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Significant Accounting Policies
There have been no significant changes in accounting policies as of March 31, 2023. For a further discussion of our significant accounting policies, see Note 2—Summary of Significant Accounting Policies within Part II, Item 8 of our Annual Report for the year ended December 31, 2022.
Recently Issued and Adopted Accounting Pronouncements
We have considered the applicability and impact of all recently issued accounting pronouncements and have determined that they were either not applicable or were not expected to have a material impact on our unaudited consolidated financial statements.

2.PROPERTY, PLANT AND MINE DEVELOPMENT
Property, plant and mine development, net, is presented in the following table:

	March 31, 2023	December 31, 2022
Mining interests	$68,582,367	$56,119,627
Mine development	3,608,158	3,050,239
Land	720,033	720,033
Leasehold improvements	313,096	281,008
Facilities and equipment	708,113	675,795
Construction in process	18,224,001	10,779,566
Property, plant and mine development	92,155,768	71,626,268
Accumulated depreciation	(130,383)	(85,470)
Property, plant and mine development, net	$92,025,385	$71,540,798
Depletion of mining interests and mine development assets does not commence until the assets are placed in service. As of March 31, 2023, we have not recorded depletion expense for any of our mining interests or mine development assets.
Mining interests and mine development costs relate to Carolina Lithium. Our construction in process relates to capitalized costs associated with Tennessee Lithium and Carolina Lithium.
Depreciation expense is included in “General and administrative expenses” in our consolidated statements of operations. Depreciation expense was $45,018, and $5,062 for the three months ended March 31, 2023 and 2022, respectively.
3.EQUITY METHOD INVESTMENTS IN UNCONSOLIDATED AFFILIATES
We apply the equity method to investments when we have the ability to exercise significant influence over the operational decision-making authority and financial policies of the investee. We account for our existing investments in Atlantic Lithium Limited (“Atlantic Lithium”), Sayona Mining Limited (“Sayona Mining”), and Sayona Quebec Inc. (“Sayona Quebec”), a subsidiary of Sayona Mining, as equity method investments.
We continue to evaluate operational developments and the impact of the anticipated significant expansion of the operations of our existing equity method investments. As discussed below, Atlantic Lithium’s completion of a technical study for the Ewoyaa Lithium Project (“Ewoyaa”), along with the restart of Sayona Quebec’s North American Lithium (“NAL”) project, were impactful to the consideration of how we most appropriately reflect our proportional share of income (loss) from our three existing equity method investments. Offtake agreements with our equity method investments are expected to initially supply spodumene concentrate, which may be resold into the market. Upon completion of construction of the Tennessee Lithium project, our equity method investments are expected to supply the majority of the spodumene concentrate required by Tennessee Lithium for conversion to lithium hydroxide. Based on our analysis, it was determined that our equity method investments have evolved into a critical, integrated part of our ongoing operations. We have determined this justifies a more meaningful and transparent presentation of our proportional share of income (loss) in our equity method investments as a component of our operating income. As a result, we have reclassified our share of income (loss) in equity method investments to operating income for all periods presented.
Our share of the income (loss) from Atlantic Lithium, Sayona Mining, and Sayona Quebec is recorded on a one quarter lag within “Loss from equity method investments in unconsolidated affiliates” in our consolidated statements of operations.
Below is a summary of our equity method investments as of March 31, 2023.
Sayona Mining
We own an equity interest of approximately 14% in Sayona Mining, an Australian company publicly listed on the Australian Securities Exchange (“ASX”), and have formed a strategic partnership with Sayona Mining to explore, evaluate, develop, mine, and produce spodumene concentrate in Quebec, Canada.

During the three months ended December 31, 2022, Sayona Mining raised additional capital through share issuances of its common stock. We did not participate in these share issuances, which were issued at a valuation greater than the carrying value of our ownership interest. As a result, our ownership interest in Sayona Mining was diluted and declined. In the three months ended March 31, 2023, we recognized a noncash gain of $3.3 million because our ownership interest in Sayona Mining was diluted at a valuation greater than the carrying value of our ownership interest. We recorded the gain within “Gain on dilution of equity method investments in unconsolidated affiliates” in our consolidated statements of operations.
Sayona Quebec
We own an equity interest of 25% in Sayona Quebec for the purpose of furthering our investment and strategic partnership in Quebec, Canada with Sayona Mining. The remaining 75% equity interest is held by Sayona Mining. Sayona Quebec holds a 100% interest in NAL, which consists of a surface mine and a concentrator plant, as well as the Authier Lithium Project and the Tansim Lithium Project.
We have a long-term offtake agreement with Sayona Quebec under which Sayona Quebec will supply Piedmont Lithium the greater of 113,000 metric tons per year or 50% of spodumene concentrate production on a life-of-mine basis. Purchases of spodumene concentrate by Piedmont Lithium from Sayona Quebec are subject to market pricing with a price floor of $500 per metric ton and a price ceiling of $900 per metric ton.
In addition to spodumene mining and concentrate production, the NAL complex also includes a partially completed lithium carbonate refinery, which was developed by a prior operator of NAL. If Piedmont Lithium and Sayona Mining decide to jointly construct and operate a lithium conversion plant through their jointly-owned entity, Sayona Quebec, then spodumene concentrate produced from NAL would be preferentially delivered to that conversion plant upon commencement of conversion operations. Any remaining spodumene concentrate not delivered to a jointly-owned conversion plant would first be delivered to Piedmont Lithium up to Piedmont Lithium’s offtake right and then to third parties. Any decision to construct jointly-owned lithium conversion capacity must be agreed upon by both parties.
Atlantic Lithium
We own an equity interest of approximately 9% in Atlantic Lithium, an Australian company publicly listed on the Alternative Investment Market of the London Stock Exchange and the ASX. We have formed a strategic partnership with Atlantic Lithium to explore, evaluate, mine, develop, and ultimately produce spodumene concentrate in Ghana. We have the right to acquire a 50% equity interest in Atlantic Lithium’s Ghanaian-based lithium portfolio companies, which includes Ewoyaa, (collectively, “Atlantic Lithium Ghana”), which are wholly-owned subsidiaries of Atlantic Lithium, through current and future phased investments.
We have a long-term offtake agreement whereby Atlantic Lithium will sell 50% of spodumene concentrate produced in Ghana for the life of the mine to Piedmont Lithium, subject to us electing to exercise our option to fund construction costs of Ewoyaa. See Note 5—Other Assets.
The following tables summarize the carrying amounts, including changes therein, of our equity method investments:

	Three Months Ended March 31, 2023
	Sayona Mining	Sayona Quebec	Atlantic Lithium	Total
Balance at December 31, 2022	$44,619,404	$39,763,008	$11,265,390	$95,647,802
Additional investments(1)	101,616	11,989,908	—	12,091,524
Gain on dilution of equity method investments (2)	3,274,532	—	—	3,274,532
Loss from equity method investments	(1,041,284)	(1,269,403)	(431,677)	(2,742,364)
Share of income (loss) from equity method investments included in other comprehensive income (loss)	(2,766,404)	64,869	(174,093)	(2,875,628)
Balance at March 31, 2023	$44,187,864	$50,548,382	$10,659,620	$105,395,866
____________________________________________________________________________
(1)Additional investments in Sayona Quebec totaling $4.5 million have been made beginning April 1, 2023, through the date of this filing.
(2)Gain on dilution of equity method investments relates to issuances of additional shares of Sayona Mining, as discussed above, which reduced our ownership interest in Sayona Mining, and as a result, we recognized a noncash gain of $3.3 million.

	Three Months Ended March 31, 2022
	Sayona Mining	Sayona Quebec	Atlantic Lithium	Total
Balance at December 31, 2021	$18,256,488	$25,215,851	$15,400,371	$58,872,710
Additional investments	46,304	1,999,903	—	2,046,207
Loss from equity method investments	(1,421,471)	(1,066,637)	(901,395)	(3,389,503)
Share of income from equity method investments included in other comprehensive income (loss)	64,515	44,760	84,369	193,644
Balance at March 31, 2022	$16,945,836	$26,193,877	$14,583,345	$57,723,058

	As of March 31, 2023
	Sayona Mining	Sayona Quebec	Atlantic Lithium
Fair value of equity investments where market values from publicly traded entities are readily available	$166,950,588	Not publicly traded	$21,443,760
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
Level 2:Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means.
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
Measurement of Fair Value
Our financial instruments consist primarily of cash and cash equivalents, investments in equity securities, trade and other payables, and long-term debt as follows:
•Other financial instruments—The carrying amounts of cash and cash equivalents, and trade and other payables approximate fair value due to their short-term nature.
•Investments in equity securities—As of March 31, 2023 and December 31, 2022, we had $0.5 million and $0.5 million, respectively, of investments in equity securities which are recorded at fair value based on Level 3 inputs. See Note 5—Other Assets.
•Long-term debt—As of March 31, 2023 and December 31, 2022, we had $0.5 million and $0.6 million, respectively, of principal debt outstanding associated with seller financed loans. The carrying value of our long-term debt approximates its estimated fair value.
Level 3 activity was not material for all periods presented.

5.OTHER ASSETS
Other current assets consisted of the following:

	March 31, 2023	December 31, 2022
Investments in equity securities	$476,032	$483,836
Prepaid assets and other receivables	1,143,965	2,128,005
Total other current assets	$1,619,997	$2,611,841
As of March 31, 2023, our investments in equity securities consisted of common shares in Ricca Resources Limited (“Ricca”), which we acquired as part of a spin-out of Ricca from Atlantic Lithium. Ricca is a private company focused on gold exploration in Africa.
Other non-current assets consisted of the following:

	March 31, 2023	December 31, 2022
Advances on exploration project	$17,884,780	$17,316,440
Other non-current assets	249,670	263,845
Operating lease right-of-use assets	1,258,197	1,293,394
Total other non-current assets	$19,392,647	$18,873,679
We have a strategic partnership with Atlantic Lithium that includes Atlantic Lithium Ghana. Under our partnership, we entered into a project agreement to acquire a 50% equity interest in Atlantic Lithium Ghana as part of two phases of future staged investments by Piedmont Lithium in Ewoyaa over an approximate period of three to four years.
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
Our maximum exposure to a loss as a result of our involvement in Ewoyaa is limited to the total funding paid by Piedmont Lithium to Atlantic Lithium. As of March 31, 2023, we did not own an equity interest in Atlantic Lithium Ghana. We have made advanced payments primarily related to Ewoyaa totaling $0.9 million and $3.6 million during the three months ended March 31, 2023 and 2022, respectively. Additional advance payments totaling $2.1 million have been made beginning April 1, 2023 through the date of this filing.
6.EQUITY
We are authorized to issue up to 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. We have no outstanding shares of preferred stock.
In February 2023, we received $75 million from LG Chem, Ltd (“LG Chem”) in exchange for 1,096,535 newly issued common shares in Piedmont Lithium at an approximate price of $68.40 per share and in conjunction with a multi-year spodumene concentrate offtake agreement. The closing of this agreement occurred on February 24, 2023, which resulted in LG Chem holding approximately 5.7% of Piedmont Lithium’s common shares. Share issuance costs associated with the subscription totaled $3.9 million and were accounted for as a reduction in the proceeds from share issuances in the consolidated balance sheets.
In March 2022, we issued 2,012,500 shares under our $500 million automatic shelf registration with an issue price of $65.00 per share to raise gross proceeds of $130.8 million. Share issuance costs associated with the U.S. public offering totaled $8.8 million and were accounted for as a reduction in the proceeds from share issuance in the consolidated balance sheets.
As of March 31, 2023, we had $369.2 million remaining under our shelf registration statement, which expires on September 24, 2024.

7.STOCK-BASED COMPENSATION
Stock Incentive Plans
The Piedmont Lithium Inc. Stock Incentive Plan (“Incentive Plan”) authorizes the grant of stock options, stock appreciation rights, restricted stock units, and restricted stock, any of which may be performance-based. Our Leadership and Compensation Committee determines the exercise price for stock options and the base price of stock appreciation rights, which may not be less than the fair market value of our common stock on the date of grant. Generally, stock options or stock appreciation rights vest after three years of service and expire at the end of ten years. Performance rights awards (“PRAs”) vest upon achievement of certain pre-established performance targets that are based on specified performance criteria over a performance period. As of March 31, 2023, 2,220,179 shares of common stock were available for issuance under our Incentive Plan.
We include the expense related to stock-based compensation in the same financial statement line item as cash compensation paid to the same employee. As of March 31, 2023, we had remaining unvested stock-based compensation expense of $12.2 million to be recognized through December 2025. Additionally, and if applicable, we capitalize personnel expenses attributable to the development of our mine and construction of our plants, including stock-based compensation expenses. We recognize share-based award forfeitures as they occur.
Stock-based compensation related to all stock-based incentive plans is presented in the following table:

	Three Months Ended March 31,
	2023	2022
Components of stock-based compensation:
Stock-based compensation	$1,170,736	$764,855
Stock-based compensation forfeitures	(4,698)	(850,763)
Stock-based compensation, net of forfeitures	$1,166,038	$(85,908)

Presentation of stock-based compensation in the unaudited consolidated financial statements:
Exploration and mine development costs	$20,367	$(217,939)
General and administrative expenses	1,104,606	90,173
Stock-based compensation expense, net of forfeitures(1)	1,124,973	(127,766)
Capitalized stock-based compensation(2)	41,065	41,858
Stock-based compensation, net of forfeitures	$1,166,038	$(85,908)
__________________________
(1)For the three months ended March 31, 2023 and 2022, we did not reflect a tax benefit associated with stock-based compensation expense in our consolidated statements of operations because we had a full tax valuation allowance in impacted jurisdictions during these periods. As such, the table above does not reflect the tax impacts of stock-based compensation expense.
(2)Capitalized stock-based compensation relates to direct labor costs associated with our Carolina Lithium project and Tennessee Lithium project and is included in “Property, plant and mine development, net” in our consolidated balance sheets.
A summary of activity relating to our share-based awards is presented in the following table:

	2023			2022
	Stock Option Awards	Restricted Stock Units	Performance Rights Awards	Stock Option Awards	Restricted Stock Units	Performance Rights Awards
January 1	264,733	36,167	44,468	272,504	51,277	30,000
Granted	41,846	39,597	42,128	135,957	17,437	29,120
Exercised, surrendered or vested	—	(13,411)	—	(15,000)	(14,285)	—
Forfeited or expired	—	(452)	—	(19,458)	(17,209)	—
March 31	306,579	61,901	86,596	374,003	37,220	59,120

Stock Option Awards

Stock options may be granted to employees, officers, non-employee directors and other service providers. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes valuation model and the expense is recognized over the option vesting period.

As of March 31, 2023, we had remaining unvested stock-based compensation expense of $12.2 million to be recognized through December 2025.

The following assumptions were used to estimate the fair value of stock options granted during the periods presented below:

	Three Months Ended March 31,
	2023	2022
Expected life of options (in years)	6.4	5.4 - 6.4
Risk-free interest rate	4.2%	1.1% - 1.8%
Assumed volatility	40.0%	50.0%
Expected dividend rate	—	—
Restricted Stock Unit Awards
Restricted stock units (“RSUs”) are granted to employees and non-employee directors and recognized as stock-based compensation expense over the vesting period, subject to the passage of time and continued service during the vesting period, based on the market price of our common stock on the grant date. In some instances, awards may vest concurrently with or following an employee’s termination.
Performance Rights Awards
As of March 31, 2023, there were 44,468 unvested PRAs that could be earned based upon achievement of certain specified performance goals (“Performance PRAs”), and 42,128 unvested PRAs related to market goals based on a comparison of the Company's total shareholder return (“TSR”) relative to the TSR of a pre-determined set of peer group companies for the performance periods (“TSR PRAs”). The awards become eligible to vest only if the goals are achieved and will vest only if the grantee remains employed by us through each applicable vesting date.
We determine the fair value of Performance PRAs based upon the market price of our common stock on the grant date. Performance PRAs are subject to certain milestones related to construction, feasibility studies, and offtake agreements, which must be satisfied in order for PRAs to vest.
We estimate the fair value of the TSR PRAs at the grant date using a Monte Carlo simulation. The Monte Carlo simulation fair value model requires the use of highly subjective and complex assumptions, including the price volatility of the underlying stock. A Monte Carlo simulation model was used to determine the grant date fair value by simulating a range of possible future stock prices for the Company and each member of the peer group over the performance periods. Compensation expense is recognized based upon the assumption of 100% achievement of the TSR goal and will not be reversed even if the threshold level of TSR is never achieved, and is reflected over the service period of the award. The number of shares that may vest ranges from 0% to 200% of the target amount. The awards, which range from 1 to 3 years, provide for a partial payout based on actual performance at the conclusion of the performance period.
Each performance right automatically converts into one share of common stock upon vesting of the performance right.
Assumptions used in the Monte Carlo simulation for TSR PRAs granted during the quarter ending March 31, 2023 were as follows:

Expected term (in years)	1 - 3
Risk-free interest rate	4.9%
Assumed volatility	60.0%
Expected dividend yield	—

8.EARNINGS PER SHARE
We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding options, RSUs, and PRAs based on the treasury stock method. In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. Diluted earnings per share excludes all dilutive potential shares if their effect is anti-dilutive.
Basic and diluted net loss per share is reflected in the following table:

	Three Months Ended March 31,
	2023	2022
Net loss	$(8,639,732)	$(9,154,632)

Weighted-average number of common shares used in calculating basic and dilutive earnings per share	18,523,689	16,088,013

Basic and diluted net loss per weighted-average share	$(0.47)	$(0.57)
Potentially dilutive shares were not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive in those periods. PRAs were not included as their performance obligations had not been met. The potentially dilutive and anti-dilutive shares not included in diluted net loss per share are presented in the following table:

	Three Months Ended March 31,
	2023	2022
Stock options	306,579	374,003
RSUs	61,901	37,220
PRAs	86,596	59,120
Total potentially dilutive shares	455,076	470,343
9.INCOME TAXES
For the three months ended March 31, 2023 and 2022, we recorded an income tax provision of $0.5 million on a loss before taxes of $8.1 million, and a provision of $0 on a loss before taxes of $9.2 million, respectively. The effective tax rates were (6.1)% and 0% for the three months ended March 31, 2023 and 2022, respectively. The increase in the income tax provision of $0.5 million for the three months ended March 31, 2023 was primarily related to the Australian tax effects of our gain on dilution and our proportional share of income in Sayona Mining during the three months ended March 31, 2023. See Note 3—Equity Method Investments in Unconsolidated Affiliates for further discussion.

We continue to maintain a full valuation allowance against our U.S. federal and state deferred tax assets. Should our assessment change in a future period, we may release all or a portion of the valuation allowance at such time, which would result in a deferred tax benefit in the period of adjustment. We continually review the adequacy of our valuation allowance and intend to maintain a valuation allowance on our deferred tax assets where there is not sufficient evidence to support realizability.
10.SEGMENT REPORTING
We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC Topic 280, “Segment Reporting.” We have a single reportable operating segment that operates as a single business platform. In reaching this conclusion, management considered the definition of the Chief Operating Decision Maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM, how the CODM uses such information to make operating decisions, and how resources and performance are assessed. The results of operations provided to and analyzed by the CODM are at the consolidated level, and accordingly, key resource decisions and assessment of performance are performed at the consolidated level. We have a single, common management team and our cash flows are reported and reviewed at the consolidated level only with no distinct cash flows at an individual business level.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in our Quarterly Report. References in this Form 10-Q to our Form 10-K refer to our Form 10-K, filed on March 1, 2023, as amended on April 24, 2023. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in our Quarterly Report and those in the sections of our Annual Report for the year ended December 31, 2022 entitled “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements,” and “Cautionary Note Regarding Disclosure of Mineral Properties.”
This management’s discussion and analysis is a supplement to our financial statements, including notes, referenced elsewhere in our Quarterly Report and is provided to enhance your understanding of our operations and financial condition. This discussion is presented in millions, and due to rounding, may not sum or calculate precisely to the totals and percentages provided in the tables.
Executive Overview & Strategy
Piedmont Lithium is a U.S. development-stage company with the aim of becoming one of the leading producers of lithium hydroxide in North America. As the world, the American government, and industries mobilize to support global decarbonization through the electrification of transportation, we are poised to become a critical contributor to the U.S. electric vehicle and battery manufacturing supply chains.
Since 2021, electric vehicle and battery companies have announced significant commitments to build new or expanded manufacturing operations across the U.S., which is expected to exponentially and rapidly drive the domestic demand for lithium over the next decade, far beyond current or projected capacity. Piedmont Lithium, as a U.S. based company, is well positioned to benefit from federal policies and funding established to facilitate the expedited development of a robust domestic supply chain and clean energy economy, while strengthening national and global energy security. A challenge faced by the industry is that while manufacturing facilities for electric vehicles, batteries, and related components typically can be constructed in two to three years, the development of lithium resources from exploration to production requires a much longer time-frame. We believe that time, specifically this development timeline disparity, is the greatest risk to the emerging electrification industry, but also represents opportunities for lithium producers.
To support growing U.S. lithium demand, we have spent the past six years developing a portfolio of four projects, including wholly-owned Tennessee Lithium and Carolina Lithium, and strategic investments in Quebec with Sayona Mining and Sayona Quebec, and in Ghana with Atlantic Lithium. Our strategic investments in Sayona Mining and Sayona Quebec offer the potential for near-term supply of spodumene concentrate to the market with first shipments to customers from NAL expected in the third quarter of 2023. Our investment in Atlantic Lithium’s Ewoyaa Project is anticipated to produce spodumene concentrate in 2025 and we anticipate that spodumene concentrate from Ghana and Quebec will serve as the primary feedstock for Tennessee Lithium. Our operation in Tennessee is being designed to produce 30,000 metric tons annually of lithium hydroxide with planned production expected to commence in 2026. Carolina Lithium is located within a world-class, historic lithium belt in North Carolina. This integrated spodumene-to-hydroxide project is being developed to produce 30,000 metric tons annually of lithium hydroxide and is expected to begin production in 2027.
Piedmont Lithium is currently positioning to produce an estimated 60,000 metric tons per year of domestic lithium hydroxide, which would be significantly accretive to today’s total estimated U.S. annual production capacity of just 17,000 metric tons per year. The Company’s lithium hydroxide capacity and revenue generation is expected to be supported by production of, or offtake rights to, approximately 500,000 metric tons annually of spodumene concentrate.
Our projects and strategic investments are being developed on a measured timeline to provide the potential for near-term cash flow and long-term value maximization, with the timelines described above being subject to the supply chain as well as obtaining permits, approvals, and funding. We also continue to evaluate opportunities to further expand our resource base and production capacity.
As we continue to advance our goal of becoming one of the leading manufacturers of lithium products in North America, we expect to capitalize on our competitive strengths, including the potential for significant near-term offtake and revenue generation, scale and diversification of lithium resources, advantageous locations of projects and assets, access to a variety of potential funding options, opportunities to leverage our greenfield projects, and a highly experienced management team. Advancements that have been made in this effort are highlighted below.

Corporate and Project Updates
Corporate
We continue to engage in activities to strengthen our financial position and business strategy, including support for the development and expansion of our portfolio of projects, strategic investments, and corporate operations.
Recent highlights include:
•In February 2023, we received $75 million in gross proceeds from LG Chem as a part of their strategic investment in Piedmont Lithium. In exchange, LG Chem received 1,096,535 newly issued shares of common stock in Piedmont Lithium at a price of $68.40 per share.
Quebec
We own an equity interest of approximately 14% in Sayona Mining and are a 25% equity partner in Sayona Quebec with the remaining 75% equity interest owned by Sayona Mining. Sayona Quebec owns a portfolio of projects, which include NAL, the Authier Lithium Project, and the Tansim Lithium Project. We hold an offtake agreement with Sayona Quebec for the greater of 113,000 metric tons per year of spodumene concentrate or 50% of spodumene concentrate production from NAL at market prices, subject to a price floor of $500 per metric ton and a price ceiling of $900 per metric ton, on a life-of-mine basis. Beginning in the third quarter of 2023, we expect to purchase spodumene concentrate, which is currently being produced at NAL, from Sayona Quebec and make shipments to our customers.
Recent highlights include:
•In April 2023, Sayona Mining released a definitive feasibility study for NAL, confirming a positive, long-term outlook based on increased production targets, enhanced estimated head grade, and a high initial recovery rate. The study contemplates increased annual spodumene concentrate production averaging 190,000 metric tons per year over a 20-year mine life, with a target of 226,000 metric tons per year in years one through four of steady state operations and approximately 186,000 tons per year beginning in year five. The revised production targets, combined with higher spodumene concentrate pricing, resulted in an increase to the net present value for the NAL project compared to the prefeasibility study completed in 2022. Sayona Mining completed the definitive feasibility study and estimated mineral resources and ore reserves in accordance with JORC Code and NI 43-101 requirements.
•In March 2023, Sayona Mining and Piedmont Lithium announced the successful restart of commercial spodumene concentrate production at the jointly owned NAL project. The restart of NAL was completed on time and is the only major source of new spodumene production expected in North America in the next two years.
•In February 2023, we entered into a spodumene concentrate offtake agreement with LG Chem, which commits us to sell 200,000 metric tons of spodumene concentrate from our offtake agreement with Sayona Quebec. The term of the agreement expires four years from the date of first shipment, which is expected to occur in the third quarter of 2023 with the final shipment expected in the third quarter of 2027. Pricing for the agreement is determined by a market-based mechanism.
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

A prefeasibility study (“PFS”) is currently underway to evaluate downstream production at NAL through the completion of the project’s lithium carbonate plant, which was partially constructed by prior owners of the operation. Results of the PFS are expected in 2023. Further evaluation of downstream production of lithium carbonate or lithium hydroxide in Quebec may follow the PFS study.

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

Ghana
We own an equity interest of approximately 9% in Atlantic Lithium and we are earning a 50% equity interest in Atlantic Lithium Ghana’s spodumene projects in Ghana, West Africa, which includes Ewoyaa, their flagship project located approximately 70 miles from the Port of Takoradi. We hold an offtake agreement with Atlantic Lithium for 50% of annual production of spodumene concentrate at market prices on a life-of-mine basis from Ewoyaa. Atlantic Lithium is expected to produce a definitive feasibility study in the first half of 2023. As part of our strategy, we expect to transport our 50% offtake of spodumene concentrate from Ewoyaa to the U.S. to serve as the primary feedstock for lithium hydroxide conversion at Tennessee Lithium.
Recent highlights include:
•In October 2022, Atlantic Lithium announced the submission of a mining lease application for Ewoyaa to the Minerals Commission of Ghana.
•In September 2022, Atlantic Lithium announced the successful completion of a technical study for Ewoyaa, demonstrating spodumene concentrate production using dense medium processing technology.

Construction of the mine and concentrator is expected to begin at Ewoyaa in 2024 and production of spodumene concentrate is targeted for 2025, subject to receipt of the mining lease, approval of environmental studies, parliamentary ratification, and other statutory requirements. Atlantic Lithium is expected to release a definitive feasibility study for Ewoyaa in the second quarter of 2023.
Tennessee Lithium
Tennessee Lithium is being designed as a world-class lithium hydroxide facility in America’s emerging “Battery Belt” and is expected to add 30,000 metric tons per year of lithium hydroxide production capacity to the U.S. supply chain. We expect the plant to be one of the most sustainable lithium hydroxide operations in the world, utilizing the innovative Metso:Outotec pressure leaching technology. Use of this technology is expected to reduce solid waste, create fewer emissions, and improve capital and operating costs relative to incumbent technologies.
Recent highlights include:
•In April 2023, we released the results of a definitive feasibility study for the Tennessee Lithium project. The study demonstrated robust economics and the positive impacts of the Inflation Reduction Act of 2022. The 30-year project has an estimated after-tax net present value (8% discount) of $2.5 billion, with an after-tax internal rate of return of 32%, when using pricing assumptions of $26,000 per metric ton for lithium hydroxide and $1,600 per metric ton for spodumene concentrate (6% Li2O).
•In April 2023, we received our stormwater permit for the Tennessee Lithium project. We submitted this application in March 2023.
•In February 2023, the Tennessee Department of Environment and Conservation (“TDEC”) notified us that our operating conditional major Non-Title V Air Permit application for Tennessee Lithium was deemed complete.
•In October 2022, Piedmont Lithium was selected for a $141.7 million grant from the U.S. Department of Energy (“DOE”) to expand domestic manufacturing of batteries for electric vehicles and the electrical grid and for materials and components currently imported from other countries. The funding is tied specifically to the construction of Tennessee Lithium and is expected to support project development on a cost-sharing basis. The grant will not be final until Piedmont Lithium and the DOE have agreed to specific terms and conditions of the grant. Once terms and conditions are finalized, funding of the grant will remain subject to satisfaction of conditions set forth in those terms.
Front end engineering design (“FEED”) of Tennessee Lithium is being completed by Kiewit, a leading U.S. based EPC firm. Kiewit is supported by Primero, an Engineering Procurement and Construction (“EPC”) firm that specializes in lithium projects. FEED completion and receipt of material permits for Tennessee Lithium are expected in 2023. The Company expects to commence detailed design engineering upon completion of FEED. Contingent upon the timely receipt of material permits and completion of financing activities, we anticipate construction to begin in 2024 with first production of lithium hydroxide targeted for 2026.

Carolina Lithium
Carolina Lithium is located within a world-class resource in the Carolina Tin-Spodumene Belt and is being designed as a fully integrated project with mining, spodumene concentrate production, and lithium hydroxide manufacturing on a single site in Gaston County, North Carolina. Carolina Lithium is expected to produce 30,000 metric tons per year of lithium hydroxide. We are currently engaged in permitting activities with state and local representatives. Our goal is to obtain the necessary material permits in 2023. We expect to proceed with rezoning following receipt of a state mining permit. Construction will commence upon receipt of required permits, rezoning, local approvals, and project financing activities, with first production of lithium hydroxide currently targeted for 2027.
A feasibility study completed in December 2021 estimated a project capital investment requirement of approximately $1 billion, inclusive of potential recovery of byproduct mineral resources. Due to the expected quality of this hard rock lithium asset, integration of the operation, existing infrastructure, and proximity to lithium and byproduct markets, we believe Carolina Lithium will be one of the lowest cost lithium hydroxide manufacturing operations in the world.
Recent highlights include:
•We submitted our mining permit application to the North Carolina Department of Environmental Quality (“NCDEQ”) Department of Energy, Mineral and Land Resources (“DEMLR”) in August 2021. In January 2022, DEMLR requested additional information from the Company in connection with our mining permit application. We submitted our response to DEMLR in relation to their most recent information request on April 27, 2023.
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
There have been no material changes in the significant accounting policies followed by us during the three months ended March 31, 2023, from those disclosed in our Annual Report for the year ended December 31, 2022.
COVID-19 Response
To protect the health and safety of our employees, contractors, visitors, and communities, we implemented a comprehensive plan in response to the COVID-19 pandemic. Our plan included policies and protocols governing issues such as close contact exposure and contraction of COVID-19 and other communicable diseases, providing employees with additional personal protective equipment and allowing our employees to work remotely. We have provided paid time off for employees impacted by COVID-19, reimbursed employees for costs associated with COVID-19 testing, provided time for employees to get vaccinated, and encouraged flexible work schedules to accommodate personal and family needs. Currently, the rate of COVID-19 outbreaks in the U.S. appears to be significantly reduced, but the possibility of new strains emerging continues to pose a risk. While our business has not been materially impacted, the global economy and our markets have been, and may continue to be, materially and adversely effected by COVID-19. If the impact of COVID-19 is not effectively and timely controlled on a sustained basis going forward, our business operations and financial condition may be materially and adversely effected by factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition, and results of operations.

Components of our Results of Operations
Exploration and Mine Development Costs
We incur costs in resource exploration, evaluation, and development during the different phases of our resource development projects. Exploration costs incurred before the declaration of proven and probable mineral reserves, which primarily include exploration, drilling, engineering, metallurgical testwork, site-specific reclamation, and compensation for employees associated with exploration activities, are expensed as incurred. We have also expensed as incurred engineering costs attributable to the evaluation of land for our future concentrator and chemical plants, development project management costs, feasibility studies and other project expenses that do not qualify for capitalization. After proven and probable mineral reserves are declared, exploration and mine development costs necessary to bring the property to commercial capacity or increase the capacity or useful life will be capitalized.
General and Administrative Expenses
General and administrative expenses relate to overhead costs, such as employee compensation and benefits for corporate management and office staff including accounting, legal, human resources, and other support personnel, professional service fees, insurance, and costs associated with maintaining our corporate headquarters. Included in employee compensation costs are cash and stock-based compensation expenses.
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
Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Exploration and mine development costs	$756,774	$167,838	$588,936	350.9%
General and administrative expenses	8,621,450	5,578,005	3,043,445	54.6%
Total operating expenses	9,378,224	5,745,843	3,632,381	63.2%
Loss from equity investments in unconsolidated affiliates	(2,742,364)	(3,389,503)	647,139	(19.1)%
Loss from operations	(12,120,588)	(9,135,346)	(2,985,242)	32.7%
Other income (expense)	3,974,199	(19,286)	3,993,485	*
Income tax expense	493,343	—	493,343	*
Net loss	$(8,639,732)	$(9,154,632)	$514,900	(5.6)%
__________________________
* Not meaningful.

Exploration and Mine Development Costs
Exploration and mine development costs increased $0.6 million, or 350.9%, to $0.8 million in the three months ended March 31, 2023 compared to $0.2 million in the three months ended March 31, 2022. The increase was primarily driven by an increase in exploration and engineering costs related to new project targets and an increase in employee compensation expenses primarily related to additional headcount in the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
General and Administrative Expenses
General and administrative expenses increased $3.0 million, or 54.6%, to $8.6 million in the three months ended March 31, 2023 compared to $5.6 million in the three months ended March 31, 2022. The increase in general and administrative expenses was primarily due to increased professional fees and consulting services. Employee compensation costs also contributed to higher general and administrative expenses due to the hiring of additional management and support staff at our headquarters in Belmont, North Carolina. Stock-based compensation expense included in general and administrative expenses was $1.1 million and $0.1 million in the three months ended March 31, 2023 and 2022, respectively.
Loss from Equity Investments in Unconsolidated Affiliates
Loss from equity investments in unconsolidated affiliates decreased $0.6 million to $2.7 million in the three months ended March 31, 2023, from $3.4 million in the three months ended March 31, 2022. The loss reflects our proportionate share of the net loss resulting from our investments in Sayona Mining, Sayona Quebec, and Atlantic Lithium. The change was driven by a decrease in loss from Atlantic Lithium and Sayona Mining of $0.5 million and $0.4 million, respectively, partially offset by an increase in loss from Sayona Quebec of $0.2 million.
Other Income (Expense)
Other income was $4.0 million in the three months ended March 31, 2023 compared to a nominal expense in the three months ended March 31, 2022. The increase of $4.0 million was primarily due to our gain on dilution of equity method investments of $3.3 million related to Sayona Mining in the three months ended March 31, 2023 and, to a lesser extent, an increase in interest income of $0.8 million during the same period.
Income Tax Expense
Income tax expense was $0.5 million for the three months ended March 31, 2023 compared to $0.0 million in the three months ended March 31, 2022. The increase was primarily related to deferred tax expense of $0.5 million associated with the Australian tax effects of our gain on dilution and our proportional share of income in Sayona Mining for the three months ended March 31, 2023.
We recorded a valuation allowance against a material component of our net deferred tax assets as of March 31, 2023 and December 31, 2022. We intend to continue maintaining a valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the allowance. However, given our anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a material portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease in income tax expense for the period in which the release is recorded. The exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to achieve.
Liquidity and Capital Resources
Overview
As of March 31, 2023, we had cash and cash equivalents of $129.2 million compared to $99.2 million as of December 31, 2022. As of March 31, 2023, the vast majority of our cash balances were held in the U.S. A significant portion of our cash balances are covered by FDIC insured limits.
Our predominant source of cash has been generated through equity financing from issuances of our common stock. Since our inception, we have not generated revenues, and as such, have principally relied on equity financing to fund our operating and investing activities and to fund our debt payments. In February 2023, we issued 1,096,535 shares of our common stock at $68.40 per share to LG Chem for $75 million. We received cash proceeds of $71.1 million, which is net of $3.9 million in share issuance costs associated with the private placement. As of March 31, 2023, we had $369.2 million remaining under our shelf registration statement, which expires on September 24, 2024.
Our primary uses of cash during the three months ended March 31, 2023 consisted of: (i) purchases of real property and associated mining interests of $12.5 million, and exploration and development expenditures of $1.0 million associated with Carolina Lithium; (ii) equity investments in Sayona Quebec mainly for the operational restart of NAL totaling $12.0 million; (iii) capital expenditures primarily related to engineering costs of $5.0 million for Tennessee Lithium; (iv) $2.0 million in working capital; and (v) advances to Atlantic Lithium for exploration and evaluation activities as part of Phase 1 of our investment in Ewoyaa totaling $0.9 million.
As of March 31, 2023, we had working capital of $118.8 million and long-term debt of $0.1 million, net of the current portion of $0.4 million, related to seller financed debt, as discussed above.
Liquidity Outlook
We expect our current cash balances to fund our cash expenditures in 2023 primarily related to: (i) continued equity investments in Sayona Quebec primarily for the restart and working capital requirements of NAL, (ii) continued cash advances to Atlantic Lithium for Ewoyaa, (iii) real property acquisition costs and engineering and permitting activities associated with Tennessee Lithium, (iv) real property and associated mineral rights acquisition costs and continued permitting, engineering, and testing activities associated with Carolina Lithium, and (v) working capital requirements.
In February 2023, we received $75.0 million from LG Chem as a part of their strategic investment in Piedmont Lithium, which included an offtake sales agreement to sell LG Chem 200,000 metric tons of spodumene concentrate from production at NAL over a four-year period. Based on Sayona Quebec’s production forecast for 2023, we believe there is an opportunity to generate operating cash flow from the offtake agreement beginning in the second half of 2023.
As of March 31, 2023, we had entered into land acquisition contracts in North Carolina totaling $28.0 million, of which we expect to close and fund $10.2 million in 2023, $16.3 million in 2024, and $1.5 million in 2025. These amounts do not include closing costs such as attorneys’ fees, taxes, and commissions. We are not obligated to exercise our land option agreements, and we are able to cancel our land acquisition contracts, at our option with de minimis cancellation costs, during the contract due diligence period. Certain land option agreements and land acquisition contracts become binding upon commencement of construction for Carolina Lithium.

We believe our current cash balances are sufficient to fund our cash requirements for at least the next 12 months. In the event costs were to exceed our planned expenditures, we will reduce or eliminate current and/or planned discretionary spending. If further reductions are required, we will reduce certain non-discretionary expenditures.

In October 2022, Piedmont Lithium was selected for a $141.7 million grant from the DOE Office of Manufacturing and Energy Supply Chains and the Office of Energy Efficiency and Renewable Energy under the Bipartisan Infrastructure Law—Battery Materials Processing and Battery Manufacturing to expand domestic manufacturing of batteries for electric vehicles and components currently imported from other countries. Funding from the grant is solely in support of the construction of Tennessee Lithium. The final details of the project grant are subject to negotiations. The grant will not be final until Piedmont Lithium and the DOE have agreed to the specific terms of the grant. Once the terms have been finalized, funding of the grant will remain subject to satisfaction of conditions set forth in those terms.

Historically, we have been successful raising cash through equity financing; however, no assurances can be given that additional financing will be available in amounts sufficient to meet our needs or on terms that are acceptable to us. If we issue additional shares of our common stock, it would result in dilution to our existing shareholders. There are many factors that could significantly impact our ability to raise funds through equity and debt financing as well as influence the timing of future cash flows. See Part II, Item 1A, “Risk Factors” in this Form 10-Q.

Cash Flows
The following table is a condensed schedule of cash flows provided as part of the discussion of liquidity and capital resources:

	Three Months Ended March 31,
Net cash provided by (used in):	2023	2022
Operating activities	$(9,512,132)	$(8,849,009)
Investing activities	(31,477,908)	(11,297,724)
Financing activities	70,966,469	121,812,242
Net increase in cash and cash equivalents	$29,976,429	$101,665,509
Cash Flows from Operating Activities
Operating activities used $9.5 million and $8.8 million in the three months ended March 31, 2023 and 2022, respectively, resulting in an increase in cash used in operating activities of $0.7 million. The increase was primarily due to an increase in net loss of $1.6 million after adjusting for noncash items, including gain on dilution, loss from equity method investments, stock compensation expense, and deferred taxes. This increase in cash flows from operating activities was partially offset by a decrease in working capital use of $0.9 million.
Cash Flows from Investing Activities
Investing activities used $31.5 million and $11.3 million in the three months ended March 31, 2023 and 2022, respectively, resulting in an increase in cash used in investing activities of $20.2 million. The increase was mainly due to (i) an increase in investments in equity investments of $10.0 million relating to Sayona Quebec for additional investments to fund the NAL restart and (ii) an increase in land purchased for Carolina Lithium of $7.3 million and (iii) an increase in front-end engineering expenses for Tennessee of $5.0 million. These increases were partially offset by decreases in cash advances to Atlantic Lithium totaling $2.8 million, for exploration and evaluation activities related to Phase 1 of Ewoyaa.
Cash Flows from Financing Activities
Financing activities provided $71.0 million and $121.8 million in the three months ended March 31, 2023 and 2022, respectively, resulting in a decrease in cash provided of $50.8 million. The decrease in cash from financing activities was mainly due to a $51.0 million decrease in net cash proceeds from issuances of our common stock and cash exercises of stock options in the three months ended March 31, 2023 compared to March 31, 2022. The decrease in cash provided was partially offset by an decrease in debt payments totaling $0.1 million.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Other than the items listed below, there have been no material changes in our risk factors from those disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report for the year ended December 31, 2022.
The transportation industry is faced with economic inflation and possible recession. A prolonged period of inflation could result in increased interest rates, higher fuel prices, and decreased consumer spending, which could have a negative impact on our business and financial results. The results of these impacts could include supply chain instability, longer lead times, delayed orders, and continued issues with capacity constraints in driver, truck, and shipping container availability.

Since Russia’s invasion of Ukraine, global supply chains have experienced increased fuel prices. While the Company does not have direct exposure to these geographies, we cannot predict how global supply chain activities, or the economy at large may be impacted by a prolonged war in Ukraine or sanctions imposed in response to the war.

Item 4.    Controls and Procedures.
Our management, under supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer and Principal Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2023. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting identified in the evaluation for the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 11 — Commitments and Contingencies of the unaudited consolidated financial statements contained in this report and is incorporated herein by reference.
Item 1A.    RISK FACTORS.
Other than the items listed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report for the year ended December 31, 2022.
Our cash and cash equivalents could be adversely effected if the financial institutions in which it holds its cash and cash equivalents fail.
We maintain cash deposits in accounts that, at times may exceed the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation (“FDIC”). If one or more of the financial institutions in which we hold cash deposits fails, we could lose all or a portion of our uninsured cash balances. If access to our cash accounts in the future is impaired, whether temporarily or otherwise, we may be unable to pay our operational expenses such as payroll or make other payments. There can be no assurance that the FDIC will take actions to support deposits in excess of existing FDIC insured limits. If banks and financial institutions enter receivership or become insolvent in the future, including the financial institutions in which we, our equity method investments, or our customers hold cash, our and their ability to access existing cash, cash equivalents, and investments may be threatened and could have a material adverse effect on our business and financial condition. In addition, there is a risk that one or more of our current service providers, financial institutions, and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to conduct our business plans on schedule and on budget.
The planned Tennessee Lithium project will be dependent upon our ability to source spodumene concentrate feedstock to be converted to lithium hydroxide at the facility.
Tennessee Lithium will depend upon sourcing spodumene concentrate to produce lithium hydroxide. We intend to provide spodumene concentrate to Tennessee Lithium from our international assets, primarily the Ewoyaa Lithium Project in Ghana. While we do not have reason to believe that spodumene concentrate from Ewoyaa would not be available, we expect there to be options available for exploring alternative sources to feed Tennessee Lithium, if needed, especially given the benefits of the Inflation Reduction Act for producers who supply the U.S. electric vehicle market. However, we cannot guarantee our ability to source spodumene concentrate, and our inability to do so would negatively impact our ability to produce lithium hydroxide in Tennessee.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
Item 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
Item 4.    MINE SAFETY DISCLOSURES.
Not applicable because we do not currently operate any mines subject to the U.S. Federal Mine Safety and Health Act of 1977.
Item 5.    OTHER INFORMATION.
None.

Item 6.    EXHIBITS.
Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Piedmont Lithium Inc. (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed on May 18, 2021)
3.2	Amended and Restated Bylaws of Piedmont Lithium Inc. (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 24, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - - embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).
__________________________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Piedmont Lithium Inc.
(Registrant)

Date: May 5, 2023	By:	/s/ Michael White
Michael White
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)