Form 10-Q
period 2023-06-30
Piedmont Lithium Inc.
filed 2023-08-08
CIK 1728205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 04, 2023, there were 19,195,889 shares of the Registrant’s common stock outstanding.

Part I - Financial Information
Item 1.    Financial Statements.
PIEDMONT LITHIUM INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$88,748,419	$99,246,963
Other current assets	4,904,795	2,611,841
Total current assets	93,653,214	101,858,804
Property, plant and mine development, net	101,685,472	71,540,798
Other non-current assets	23,556,684	18,873,679
Equity method investments in unconsolidated affiliates	124,040,126	95,647,802
Total assets	$342,935,496	$287,921,083

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	12,149,805	12,861,514
Current portion of long-term debt	277,316	425,187
Other current liabilities	290,768	124,464
Total current liabilities	12,717,889	13,411,165
Long-term debt, net of current portion	72,099	163,425
Operating lease liabilities, net of current portion	1,253,561	1,176,709
Deferred tax liabilities	3,456,971	2,881,123
Total liabilities	17,500,520	17,632,422
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock; $0.0001 par value, 100,000,000 shares authorized; 19,195,889 and 18,073,367 shares issued and outstanding at June 30, 2023, and December 31, 2022, respectively	1,919	1,807
Additional paid-in capital	456,758,193	381,241,814
Accumulated deficit	(124,936,546)	(105,657,674)
Accumulated other comprehensive loss	(6,388,590)	(5,297,286)
Total stockholders’ equity	325,434,976	270,288,661
Total liabilities and stockholders’ equity	$342,935,496	$287,921,083
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Exploration and mine development costs	$440,190	$882,874	1,196,964	1,050,712
General and administrative expenses	11,986,634	7,461,365	20,608,084	13,039,370
Total operating expenses	12,426,824	8,344,239	21,805,048	14,090,082
Loss from equity method investments in unconsolidated affiliates	(2,675,145)	(1,155,379)	(5,417,509)	(4,544,882)
Loss from operations	(15,101,969)	(9,499,618)	(27,222,557)	(18,634,964)
Other income (expense):
Interest income	1,165,341	288	1,928,791	288
Interest expense	(11,160)	(34,214)	(25,677)	(76,610)
Loss from foreign currency exchange	(17,878)	(47,759)	(67,144)	(24,649)
Gain on dilution of equity method investments in unconsolidated affiliates	3,975,337	—	7,249,869	—
Total other income (expense)	5,111,640	(81,685)	9,085,839	(100,971)
Loss before taxes	(9,990,329)	(9,581,303)	(18,136,718)	(18,735,935)
Income tax expense	648,811	—	1,142,154	—
Net loss	$(10,639,140)	$(9,581,303)	$(19,278,872)	$(18,735,935)

Basic and diluted net loss per weighted-average share	$(0.55)	$(0.53)	$(1.02)	$(1.10)
Basic and diluted weighted-average number of shares outstanding	19,186,640	17,930,926	18,856,995	17,019,262
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(10,639,140)	$(9,581,303)	$(19,278,872)	$(18,735,935)
Other comprehensive income (loss):
Foreign currency translation adjustment of equity method investments, net of tax(1)	1,121,968	(342,767)	(1,091,304)	(149,123)
Other comprehensive income (loss), net of tax	1,121,968	(342,767)	(1,091,304)	(149,123)
Comprehensive loss	$(9,517,172)	$(9,924,070)	$(20,370,176)	$(18,885,058)
__________________________
(1)Foreign currency translation adjustment of equity method investments is presented net of tax (expense) benefit of $(96,050) and $566,306 for the three and six months ended June 30, 2023, respectively. We did not reflect a tax expense during the three and six months ended June 30, 2022 because we had a full tax valuation allowance in impacted jurisdictions during this period.

The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(19,278,872)	$(18,735,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,310,353	1,382,905
Loss from equity method investments in unconsolidated affiliates	5,417,509	4,544,882
Gain on dilution of equity method investments in unconsolidated affiliates	(7,249,869)	—
Deferred taxes	1,142,154	—
Depreciation	105,798	11,208
Noncash lease expense	95,697	60,919
Loss on sale of property, plant and mine development	—	11,542
Unrealized loss on investment	12,947	23,824
Changes in operating assets and liabilities:
Other assets	(2,018,989)	(1,969,142)
Operating lease liabilities	(80,464)	(59,430)
Accounts payable	(1,072,539)	(486,145)
Accrued expenses and other current liabilities	(1,071,726)	(2,638,479)
Net cash used in operating activities	(19,688,001)	(17,853,851)
Cash flows from investing activities:
Capital expenditures	(28,695,695)	(11,533,913)
Advances on Ewoyaa Lithium Project (Ghana)	(4,742,466)	(7,099,355)
Investment in and advances to affiliates	(28,217,574)	(10,054,904)
Net cash used in investing activities	(61,655,735)	(28,688,172)
Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	71,084,389	122,059,476
Proceeds from exercise of stock options	—	93,326
Principal payments on long-term debt	(239,197)	(822,066)
Net cash provided by financing activities	70,845,192	121,330,736
Net (decrease) increase in cash	(10,498,544)	74,788,713
Cash and cash equivalents at beginning of period	99,246,963	64,244,983
Cash and cash equivalents at end of period	$88,748,419	$139,033,696

Supplemental disclosure of cash flow information:
Noncash capital expenditures in accounts payable and accrued expenses	$6,773,298	$2,004,734
Cash paid for interest	25,677	76,612
Capitalized stock-based compensation	121,749	122,418
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
December 31, 2022	18,073,367	$1,807	$381,241,814	$(105,657,674)	$(5,297,286)	$270,288,661
Issuance of common stock, net	1,096,535	110	71,084,279	—	—	71,084,389
Stock-based compensation, net of forfeitures	—	—	1,166,038	—	—	1,166,038
Shares issued for exercise/vesting of share-based compensation awards	13,411	1	(1)	—	—	—
Equity method investment adjustments in other comprehensive income (loss), net of tax	—	—	—	—	(2,213,272)	(2,213,272)
Net loss	—	—	—	(8,639,732)	—	(8,639,732)
March 31, 2023	19,183,313	1,918	453,492,130	(114,297,406)	(7,510,558)	331,686,084
Stock-based compensation, net of forfeitures	—	—	3,266,064	—	—	3,266,064
Shares issued for exercise/vesting of share-based compensation awards	12,576	1	(1)	—	—	—
Equity method investment adjustments in other comprehensive income (loss), net of tax	—	—	—	—	1,121,968	1,121,968
Net loss	—	—	—	(10,639,140)	—	(10,639,140)
June 30, 2023	19,195,889	$1,919	$456,758,193	$(124,936,546)	$(6,388,590)	$325,434,976

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
December 31, 2021	15,894,395	$1,589	$255,131,836	$(92,683,000)	$(665,819)	$161,784,606
Issuance of common stock, net	2,012,500	201	122,059,275	—	—	122,059,476
Stock-based compensation, net of forfeitures	—	—	(85,908)	—	—	(85,908)
Shares issued for exercise/vesting of share-based compensation awards	22,631	3	(3)	—	—	—
Equity method investment adjustments in other comprehensive income (loss), net of tax	—	—	—	—	193,644	193,644
Net loss	—	—	—	(9,154,632)	—	(9,154,632)
March 31, 2022	17,929,526	$1,793	$377,105,200	$(101,837,632)	$(472,175)	$274,797,186
Stock-based compensation, net of forfeitures	—	—	1,591,231	—	—	1,591,231
Shares issued for exercise/vesting of share-based compensation awards	35,337	3	93,323	—	—	93,326
Equity method investment adjustments in other comprehensive income (loss), net of tax	—	—	—	—	(342,767)	(342,767)
Net loss	—	—	—	(9,581,303)	—	(9,581,303)
June 30, 2022	17,964,863	$1,796	$378,789,754	$(111,418,935)	$(814,942)	$266,557,673
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.DESCRIPTION OF COMPANY
Nature of Business
Piedmont Lithium Inc. (“Piedmont Lithium,” “we,” “our,” “us,” or “Company”) is a United States (“U.S.”) based, development-stage, multi-asset, integrated lithium business in support of a clean energy economy and U.S. and global energy security. We plan to supply lithium hydroxide to the electric vehicle and battery manufacturing supply chains in North America by processing spodumene concentrate produced from assets we own or in which we have an economic interest.
Our portfolio of projects includes our Tennessee Lithium project (“Tennessee Lithium”), a proposed merchant lithium hydroxide manufacturing plant in McMinn County, Tennessee, and our Carolina Lithium project (“Carolina Lithium”), a proposed, fully integrated spodumene concentrate-to-lithium hydroxide project in Gaston County, North Carolina. The balance of our project portfolio includes strategic investments in lithium assets in Quebec, Canada, including the producing North American Lithium (“NAL”) mine, and in Ghana, West Africa with Atlantic Lithium Limited (“Atlantic Lithium”), including the Ewoyaa Lithium Project (“Ewoyaa”).
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
We base our estimates and assumptions on current facts, historical experience, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from our estimates. To the extent there are material differences between estimates and actual results, future results of operations will be affected.
Risk and Uncertainties
We are subject to a number of risks similar to those of other companies of similar size in our industry, including but not limited to, the success of our exploration and development activities, success of our equity investments in international projects, permitting and construction delays, the need for additional capital or financing to fund operating losses, competition from substitute products and services, protection of proprietary technology, litigation, and dependence on key individuals.
We have accumulated deficits of $124.9 million and $105.7 million as of June 30, 2023 and December 31, 2022, respectively. We have incurred net losses and utilized cash in operations since inception, and we expect to incur future additional losses. We have cash available on hand and believe this cash will be sufficient to fund our operations and meet our obligations as they come due for at least one year from the date these unaudited consolidated financial statements are issued. In the event our cash requirements change during the next twelve months, management has the ability and commitment to make corresponding changes to our operating expenses, capital expenditures, and investments as necessary. Until commercial production is achieved from our planned operations, we will continue to incur operating and investing net cash outflows associated with, among other things, funding capital projects, development-stage technical studies, permitting activities associated with our projects, funding our expected commitments in Quebec and Ghana, maintaining and acquiring exploration properties and undertaking ongoing exploration activities. Our long-term success is dependent upon our ability to successfully raise additional capital or financing or enter into strategic partnership opportunities. Our long-term success is also dependent upon our ability to obtain certain permits and approvals, develop our planned portfolio of projects, earn revenues, and achieve profitability.
Our unaudited consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Significant Accounting Policies
There have been no significant changes in accounting policies as of June 30, 2023. For a further discussion of our significant accounting policies, see Note 2—Summary of Significant Accounting Policies within Part II, Item 8 of our Annual Report for the year ended December 31, 2022.
Recently Issued and Adopted Accounting Pronouncements
We have considered the applicability and impact of all recently issued accounting pronouncements and have determined that they were either not applicable or were not expected to have a material impact on our unaudited consolidated financial statements.
2.PROPERTY, PLANT AND MINE DEVELOPMENT
Property, plant and mine development, net, is presented in the following table:

	June 30, 2023	December 31, 2022
Mining interests	$70,472,674	$56,119,627
Mine development	3,908,275	3,050,239
Land	720,033	720,033
Leasehold improvements	401,264	281,008
Facilities and equipment	896,301	675,795
Construction in process	25,478,088	10,779,566
Property, plant and mine development	101,876,635	71,626,268
Accumulated depreciation	(191,163)	(85,470)
Property, plant and mine development, net	$101,685,472	$71,540,798
Mining interests and mine development costs relate to Carolina Lithium. Our construction in process primarily relates to capitalized costs associated with Tennessee Lithium.
Depletion of mining interests and mine development assets does not commence until the assets are placed in service. As of June 30, 2023, we have not recorded depletion expense for any of our mining interests or mine development assets.
Depreciation expense is included in “General and administrative expenses” in our consolidated statements of operations. Depreciation expense was $60,780, and $6,146 for the three months ended June 30, 2023 and 2022, respectively, and $105,798, and $11,208 for the six months ended June 30, 2023 and 2022, respectively.

3.EQUITY METHOD INVESTMENTS IN UNCONSOLIDATED AFFILIATES
We apply the equity method to investments when we have the ability to exercise significant influence over the operational decision-making authority and financial policies of the investee. We account for our existing investments in Atlantic Lithium, Sayona Mining Limited (“Sayona Mining”), and Sayona Quebec Inc. (“Sayona Quebec”), a subsidiary of Sayona Mining, as equity method investments.
We continue to evaluate operational developments and the impact of the anticipated significant expansion of the operations of our existing equity method investments. As discussed below, Atlantic Lithium’s completion of a technical study for Ewoyaa, along with the restart of NAL, were impactful to the consideration of how we most appropriately reflect our proportional share of income (loss) from our three existing equity method investments. Offtake agreements with our equity method investments are expected to initially supply spodumene concentrate, which may be resold into the market. Upon completion of construction of Tennessee Lithium, our equity method investments are expected to supply the majority of the spodumene concentrate required by Tennessee Lithium for conversion to lithium hydroxide. Based on our analysis, it was determined that our equity method investments have evolved into a critical, integrated part of our ongoing operations. We have determined this justifies a more meaningful and transparent presentation of our proportional share of income (loss) in our equity method investments as a component of our operating income. As a result, we have reclassified our share of income (loss) in equity method investments to operating income for all periods presented.
Our share of the income (loss) from Atlantic Lithium, Sayona Mining, and Sayona Quebec is recorded on a one quarter lag within “Loss from equity method investments in unconsolidated affiliates” in our consolidated statements of operations.
Below is a summary of our equity method investments as of June 30, 2023.
Sayona Mining
We own an equity interest of approximately 12% in Sayona Mining, an Australian company publicly listed on the Australian Securities Exchange (“ASX”), and have formed a strategic partnership with Sayona Mining to explore, evaluate, develop, mine, and produce spodumene concentrate in Quebec, Canada.
During the six months ended June 30, 2023, we reported the effects of Sayona Mining raising additional capital through share issuances of its common stock. We did not participate in these share issuances, which were issued at a valuation greater than the carrying value of our ownership interest. As a result, our ownership interest in Sayona Mining was diluted and declined. We recognized a noncash gain of $4.0 million and $7.2 million in the three and six months ended June 30, 2023, respectively, related to the dilution of our ownership interest. We recorded the gain within “Gain on dilution of equity method investments in unconsolidated affiliates” in our consolidated statements of operations.
Sayona Quebec
We own an equity interest of 25% in Sayona Quebec for the purpose of furthering our investment and strategic partnership in Quebec, Canada. The remaining 75% equity interest is held by Sayona Mining. Sayona Quebec holds a 100% interest in NAL, which consists of a surface mine and a concentrator plant, as well as the Authier Lithium Project and the Tansim Lithium Project.
We have a long-term offtake agreement with Sayona Quebec under which Sayona Quebec will supply Piedmont Lithium the greater of 113,000 metric tons per year or 50% of spodumene concentrate production on a life-of-mine basis. Purchases of spodumene concentrate by Piedmont Lithium from Sayona Quebec are subject to market pricing with a price floor of $500 per metric ton and a price ceiling of $900 per metric ton for 6.0% spodumene concentrate.
In addition to spodumene mining and concentrate production, the NAL complex also includes a partially completed lithium carbonate refinery, which was developed by a prior operator of NAL. Sayona completed a preliminary technical study for the completion and restart of the NAL carbonate plant in Q2 2023. If Piedmont Lithium and Sayona Mining decide to jointly construct and operate a lithium conversion plant through their jointly-owned entity, Sayona Quebec, then spodumene concentrate produced from NAL would be preferentially delivered to that conversion plant upon commencement of conversion operations. Any remaining spodumene concentrate not delivered to a jointly-owned conversion plant would first be delivered to Piedmont Lithium up to Piedmont Lithium’s offtake right and then to third parties. Any decision to construct jointly-owned lithium conversion capacity must be agreed upon by both parties.

Atlantic Lithium
We own an equity interest of approximately 9% in Atlantic Lithium, an Australian company publicly listed on the Alternative Investment Market of the London Stock Exchange and the ASX. We have a strategic partnership with Atlantic Lithium to explore, evaluate, mine, develop, and ultimately produce spodumene concentrate in Ghana. We have the right to acquire up to a 50% equity interest in Atlantic Lithium’s Ghanaian-based wholly-owned lithium portfolio companies, which includes Ewoyaa, (collectively, “Atlantic Lithium Ghana”), through current and future phased investments.
We have a long-term offtake agreement whereby Atlantic Lithium will sell 50% of spodumene concentrate produced in Ghana for the life of the mine to Piedmont Lithium at market prices, subject to us electing to exercise our option to fund construction costs of Ewoyaa. See Note 5—Other Assets.
The following tables summarize the carrying amounts, including changes therein, of our equity method investments:

	Three Months Ended June 30, 2023
	Sayona Mining	Sayona Quebec	Atlantic Lithium	Total
Balance at March 31, 2023	$44,187,864	$50,548,382	$10,659,620	$105,395,866
Additional investments	—	16,085,029	41,021	16,126,050
Gain on dilution of equity method investments(1)	3,975,337	—	—	3,975,337
Loss from equity method investments	(1,012,961)	(1,335,087)	(327,097)	(2,675,145)
Foreign currency translation adjustment of equity method investments	133,008	1,246,604	(161,594)	1,218,018
Balance at June 30, 2023	$47,283,248	$66,544,928	$10,211,950	$124,040,126
____________________________________________________________________________
(1)Gain on dilution of equity method investments relates to issuances of additional shares of Sayona Mining, as discussed above, which reduced our ownership interest in Sayona Mining.

	Six Months Ended June 30, 2023
	Sayona Mining	Sayona Quebec	Atlantic Lithium	Total
Balance at December 31, 2022	$44,619,404	$39,763,008	$11,265,390	$95,647,802
Additional investments	101,616	28,074,937	41,021	28,217,574
Gain on dilution of equity method investments(1)	7,249,869	—	—	7,249,869
Loss from equity method investments	(2,054,245)	(2,604,490)	(758,774)	(5,417,509)
Foreign currency translation adjustment of equity method investments	(2,633,396)	1,311,473	(335,687)	(1,657,610)
Balance at June 30, 2023	$47,283,248	$66,544,928	$10,211,950	$124,040,126
___________________________________________________________________________
(1)Gain on dilution of equity method investments relates to issuances of additional shares of Sayona Mining, as discussed above, which reduced our ownership interest in Sayona Mining.

	Three Months Ended June 30, 2022
	Sayona Mining	Sayona Quebec	Atlantic Lithium	Total
Balance at March 31, 2022	$16,945,836	$26,193,877	$14,583,345	$57,723,058
Additional investments	1,029,617	6,979,080	—	8,008,697
Loss from equity method investments	(857,847)	(125,759)	(171,773)	(1,155,379)
Foreign currency translation adjustment of equity method investments	—	—	(342,767)	(342,767)
Balance at June 30, 2022	$17,117,606	$33,047,198	$14,068,805	$64,233,609

	Six Months Ended June 30, 2022
	Sayona Mining	Sayona Quebec	Atlantic Lithium	Total
Balance at December 31, 2021	$18,256,488	$25,215,851	$15,400,371	$58,872,710
Additional investments	1,075,921	8,978,983	—	10,054,904
Loss from equity method investments	(2,279,318)	(1,192,396)	(1,073,168)	(4,544,882)
Foreign currency translation adjustment of equity method investments	64,515	44,760	(258,398)	(149,123)
Balance at June 30, 2022	$17,117,606	$33,047,198	$14,068,805	$64,233,609

	As of June 30, 2023
	Sayona Mining	Sayona Quebec	Atlantic Lithium
Fair value of equity investments where market values from publicly traded entities are readily available	$140,978,713	Not publicly traded	$18,239,189
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
•Investments in equity securities—As of June 30, 2023 and December 31, 2022, we had $0.5 million and $0.5 million, respectively, of investments in equity securities which are recorded at fair value based on Level 3 inputs. See Note 5—Other Assets.
•Long-term debt—As of June 30, 2023 and December 31, 2022, we had $0.3 million and $0.6 million, respectively, of principal debt outstanding associated with seller financed loans. The carrying value of our long-term debt approximates its estimated fair value.
Level 3 activity was not material for all periods presented.

5.OTHER ASSETS
Other current assets consisted of the following:

	June 30, 2023	December 31, 2022
Investments in equity securities	$470,889	$483,836
Prepaid and other current assets	4,433,906	2,128,005
Total other current assets	$4,904,795	$2,611,841
As of June 30, 2023, our investments in equity securities consisted of common shares in Ricca Resources Limited (“Ricca”), which we acquired as part of a spin-out of Ricca from Atlantic Lithium. Ricca is a private company focused on gold exploration in Africa.
Other non-current assets consisted of the following:

	June 30, 2023	December 31, 2022
Advances on exploration project	$21,758,906	$17,316,440
Other non-current assets	276,933	263,845
Operating lease right-of-use assets	1,520,845	1,293,394
Total other non-current assets	$23,556,684	$18,873,679
We have a strategic partnership with Atlantic Lithium that includes Atlantic Lithium Ghana. Under our partnership, we entered into a project agreement to acquire a 50% equity interest in Atlantic Lithium Ghana as part of two phases of future staged investments by Piedmont Lithium in Ewoyaa over an approximate period of three to four years.
We are currently in Phase 1, which allows us to acquire a 22.5% equity interest in Atlantic Lithium Ghana by funding Ewoyaa’s exploration and definitive feasibility study (“DFS”) costs and agreeing to proceed with Phase 2. We completed funding of exploration and DFS costs, and Atlantic Lithium issued their DFS in June 2023. As noted above, our future equity interest ownership is contingent upon making an election to proceed with Phase 2, which is expected to occur in the second half of 2023. Phase 2 allows us to acquire an additional 27.5% equity interest in Atlantic Lithium Ghana upon completion of funding approximately $70 million for capital costs associated with the construction of Ewoyaa. Any cost savings or cost overruns from the initial commitment for each phase will be shared equally between Piedmont Lithium and Atlantic Lithium. Upon completion of phases one and two, we will have a total equity interest of 50% in Atlantic Lithium Ghana. Funding costs are included in “Other non-current assets” in our consolidated balance sheets as an advance on our future Phase 1 investment in Atlantic Lithium Ghana.
Our maximum exposure to a loss as a result of our involvement in Ewoyaa is limited to the total funding paid by Piedmont Lithium to Atlantic Lithium. As of June 30, 2023, we did not own an equity interest in Atlantic Lithium Ghana. We have made advanced payments to Ewoyaa totaling $3.9 million and $3.3 million during the three months ended June 30, 2023 and 2022, respectively, and $4.7 million, and $6.9 million during the six months ended June 30, 2023 and 2022, respectively.
6.EQUITY
We are authorized to issue up to 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. We have no outstanding shares of preferred stock.
In February 2023, we received $75 million from LG Chem, Ltd (“LG Chem”) in exchange for 1,096,535 common shares in Piedmont Lithium at an approximate price of $68.40 per share and in conjunction with a multi-year spodumene concentrate offtake agreement. Share issuance costs associated with the subscription totaled $3.9 million and were accounted for as a reduction in the proceeds from share issuances in the consolidated balance sheets.
In March 2022, we issued 2,012,500 shares under our $500 million automatic shelf registration with an issue price of $65.00 per share to raise gross proceeds of $130.8 million. Share issuance costs associated with the U.S. public offering totaled $8.8 million and were accounted for as a reduction in the proceeds from share issuance in the consolidated balance sheets.
As of June 30, 2023, we had $369.2 million remaining under our shelf registration statement, which expires on September 24, 2024.

7.STOCK-BASED COMPENSATION
Stock Incentive Plans
The Piedmont Lithium Inc. Stock Incentive Plan (“Incentive Plan”) authorizes the grant of stock options, stock appreciation rights, restricted stock units, and restricted stock, any of which may be performance-based. Our Leadership and Compensation Committee determines the exercise price for stock options and the base price of stock appreciation rights, which may not be less than the fair market value of our common stock on the date of grant. Generally, stock options or stock appreciation rights vest after three years of service and expire at the end of ten years. Performance rights awards (“PRAs”) vest upon achievement of certain pre-established performance targets that are based on specified performance criteria over a performance period. As of June 30, 2023, 2,132,320 shares of common stock were available for issuance under our Incentive Plan.
We include the expense related to stock-based compensation in the same financial statement line item as cash compensation paid to the same employee. As of June 30, 2023, we had remaining unvested stock-based compensation expense of $14.0 million to be recognized through December 2025. Additionally, and if applicable, we capitalize personnel expenses attributable to the development of our mine and construction of our plants, including stock-based compensation expenses. We recognize share-based award forfeitures as they occur.
Stock-based compensation related to all stock-based incentive plans is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Components of stock-based compensation:
Stock-based compensation	$3,266,064	$1,591,231	$4,436,800	$2,356,086
Stock-based compensation forfeitures	—	—	(4,698)	(850,763)
Stock-based compensation, net of forfeitures	$3,266,064	$1,591,231	$4,432,102	$1,505,323

Presentation of stock-based compensation in the unaudited consolidated financial statements:
Exploration and mine development costs	$50,879	$219,939	$71,246	$2,000
General and administrative expenses	3,134,501	1,290,732	4,239,107	1,380,905
Stock-based compensation expense, net of forfeitures(1)	3,185,380	1,510,671	4,310,353	1,382,905
Capitalized stock-based compensation(2)	80,684	80,560	121,749	122,418
Stock-based compensation, net of forfeitures	$3,266,064	$1,591,231	$4,432,102	$1,505,323
__________________________
(1)For the three and six months ended June 30, 2023 and 2022, we did not reflect a tax benefit associated with stock-based compensation expense in our consolidated statements of operations because we had a full tax valuation allowance in impacted jurisdictions during these periods. As such, the table above does not reflect tax impacts of stock-based compensation expense.
(2)Capitalized stock-based compensation relates to direct labor costs associated with Carolina Lithium and Tennessee Lithium and is included in “Property, plant and mine development, net” in our consolidated balance sheets.

A summary of activity relating to our share-based awards is presented in the following table:

	2023			2022
	Stock Option Awards	Restricted Stock Units	Performance Rights Awards	Stock Option Awards	Restricted Stock Units	Performance Rights Awards
Balance at January 1	264,733	36,167	44,468	272,504	51,277	30,000
Granted	41,846	39,597	42,128	135,957	17,437	29,120
Exercised, surrendered or vested	—	(13,411)	—	(15,000)	(14,285)	—
Forfeited or expired	—	(452)	—	(19,458)	(17,209)	—
Balance at March 31	306,579	61,901	86,596	374,003	37,220	59,120
Granted	29,890	31,452	26,517	58,949	7,972	10,348
Exercised, surrendered or vested	—	(12,576)	—	(37,500)	(9,219)	—
Forfeited or expired	—	—	—	(719)	—	—
Balance at June 30	336,469	80,777	113,113	394,733	35,973	69,468

Stock Option Awards

Stock options may be granted to employees, officers, non-employee directors and other service providers. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes valuation model and the expense is recognized over the option vesting period.

The following assumptions were used to estimate the fair value of stock options granted during the three months ended June 30, 2023:

Expected life of options (in years)	6.2
Risk-free interest rate	3.9%
Assumed volatility	40.0%
Expected dividend rate	—
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
Performance Rights Awards
As of June 30, 2023, there were 44,468 unvested PRAs that could be earned based upon achievement of certain specified performance goals (“Performance PRAs”) and 68,645 unvested PRAs related to market goals based on a comparison of the Company's total shareholder return (“TSR”) relative to the TSR of a pre-determined set of peer group companies for the performance periods (“TSR PRAs”). The awards become eligible to vest only if the goals are achieved and will vest only if the grantee remains employed by us through each applicable vesting date. Each performance right automatically converts into one share of common stock upon vesting of the performance right.
We determine the fair value of Performance PRAs based upon the market price of our common stock on the grant date. Performance PRAs are subject to certain milestones related to construction, feasibility studies, and offtake agreements, which must be satisfied in order for PRAs to vest.
We estimate the fair value of the TSR PRAs at the grant date using a Monte Carlo simulation. The Monte Carlo simulation fair value model requires the use of highly subjective and complex assumptions, including price volatility of the underlying stock. A Monte Carlo simulation model was used to determine the grant date fair value by simulating a range of possible future stock prices for the Company and each member of the peer group over the performance periods. Compensation expense is recognized based upon the assumption of 100% achievement of the TSR goal and will not be reversed even if the threshold level of TSR is never achieved, and is reflected over the service period of the award. The number of shares that may vest ranges from 0% to 200% of the target amount. The awards, which range from 1 to 3 years, provide for a partial payout based on actual performance at the conclusion of the performance period.
Each performance right automatically converts into one share of common stock upon vesting of performance right.
Assumptions used in the Monte Carlo simulation for TSR PRAs granted during the three months ended June 30, 2023 were as follows:

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
Basic and diluted net loss per share is reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(10,639,140)	$(9,581,303)	$(19,278,872)	$(18,735,935)
Weighted-average number of common shares used in calculating basic and dilutive earnings per share	19,186,640	17,930,926	18,856,995	17,019,262
Basic and diluted net loss per weighted-average share	$(0.55)	$(0.53)	$(1.02)	$(1.10)
For the three and six month ends June 30, 2023 and 2022, potentially dilutive shares were not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive in those periods. PRAs were not included as their performance obligations had not been met. The potentially dilutive and anti-dilutive shares not included in diluted net loss per share are presented in the following table:

	June 30,
	2023	2022
Stock options	336,469	394,733
RSUs	80,777	35,973
PRAs	113,113	69,468
Total potentially dilutive shares	530,359	500,174
9.INCOME TAXES

We recorded an income tax provision of $0.6 million on a loss before taxes of $10.0 million, and a provision of $0 on a loss before taxes of $9.6 million in the three months ended June 30, 2023 and 2022, respectively. We recorded an income tax provision of $1.1 million on a loss before taxes of $18.1 million, and a provision of $0.0 million on a loss before taxes of $18.7 million in the six months ended June 30, 2023 and 2022, respectively. The effective tax rates were -6.5% and -6.3% for the three and six months ended June 30, 2023, respectively, and 0% for the three and six months ended June 30 2022.

The increase in the income tax provision of $1.1 million for the six months ended June 30, 2023 was primarily due to the Australian tax effects of our gain on dilution and our proportional share of income in Sayona Mining during the six months ended June 30, 2023. See Note 3—Equity Method Investments in Unconsolidated Affiliates for further discussion.

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
On July 5, 2022, Brad Thomascik, a purported shareholder of the Company’s equity securities, filed a shareholder derivative lawsuit in the U.S. District Court for the Eastern District of New York. On behalf of the Company, the lawsuit purports to bring claims against certain of the Company’s officers and directors. The complaint alleges that the defendants breached their fiduciary duties in connection with the Company’s statements regarding the timing and status of government permits for Carolina Lithium in North Carolina at various times between March 16, 2018 and July 19, 2021. No litigation demand was made to the Company in connection with this action. The lawsuit focuses on the same public statements as the shareholder derivative suit described above. In September 2022, the parties agreed to a stipulation to stay the proceeding pending resolution of the motion to dismiss in the securities law matters described in the second paragraph of this section, and the Court ordered the case stayed in October 2022. We intend to vigorously defend against these claims. Although there can be no assurance as to the outcome, we do not believe these claims have merit. The potential monetary relief, if any, is not probable and cannot be estimated at this time; accordingly, we have not recorded a liability for this matter.
Other Commitments and Contingencies
In May 2023, we entered into a community development agreement with the City of Cherryville, North Carolina, whereby we committed to fund $11.0 million as follows: (i) $1.0 million to support certain parks and recreation projects and the reestablishment of a department of recreation and (ii) $10.0 million paid in annual installments of $0.5 million over a 20-year period commencing upon the first shipment of lithium hydroxide. As part of the agreement, the City of Cherryville relinquished extraterritorial zoning jurisdiction over certain real property owned by Piedmont Lithium to Gaston County, North Carolina.
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in our Quarterly Report. References in this Form 10-Q to our Form 10-K refer to our Form 10-K, filed on March 1, 2023, as amended by our Form 10-K/A on April 24, 2023. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in our Quarterly Report and those in the sections of our Annual Report for the year ended December 31, 2022 entitled “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements,” and “Cautionary Note Regarding Disclosure of Mineral Properties.”
This management’s discussion and analysis is a supplement to our financial statements, including notes, referenced elsewhere in our Quarterly Report and is provided to enhance your understanding of our operations and financial condition. This discussion is presented in millions, and due to rounding, may not sum or calculate precisely to the totals and percentages provided in the tables.
Executive Overview & Strategy
We are a U.S. development-stage company with the aim of becoming one of the leading producers of lithium hydroxide in North America. As the world, the American government, and industries mobilize to support global decarbonization through the electrification of transportation, we are poised to become a critical contributor to the U.S. electric vehicle and battery manufacturing supply chains.
Since 2021, electric vehicle and battery companies have announced significant commitments to build new or expanded manufacturing operations across the U.S., which is expected to exponentially and rapidly drive the domestic demand for lithium over the next decade, far beyond current or projected capacity. Piedmont Lithium, as a U.S. based company, is well positioned to benefit from federal policies and funding established to facilitate the expedited development of a robust domestic supply chain and clean energy economy, while strengthening national and global energy security. A challenge faced by the industry is that while manufacturing facilities for electric vehicles, batteries, and related components are typically constructed in two to three years, the development of lithium resources from exploration to production requires a much longer time frame. We believe that time, specifically this development timeline disparity, is the greatest risk to the emerging electrification industry, but also represents opportunities for lithium producers.
To support growing U.S. lithium demand, we have spent the past seven years developing a portfolio of four projects, including wholly-owned Tennessee Lithium and Carolina Lithium, and strategic investments in Quebec with Sayona Mining and Sayona Quebec, and in Ghana with Atlantic Lithium. Our strategic investments in Sayona Mining and Sayona Quebec began supplying the market in the third qaurter 2023 with first shipments from NAL beginning in July 2023. Our investment in Ewoyaa is expected to produce spodumene concentrate in 2025, and we anticipate spodumene concentrate from Ghana and Quebec will serve as the primary feedstock for Tennessee Lithium. Our operation in Tennessee is being designed to produce 30,000 metric tons annually of lithium hydroxide with planned production expected to commence in 2026. Carolina Lithium is located within a world-class, historic lithium belt in North Carolina. This integrated spodumene-to-hydroxide project is being developed to produce 30,000 metric tons annually of lithium hydroxide and is expected to begin production in 2027.
We currently plan to produce an estimated 60,000 metric tons per year of domestic lithium hydroxide, which would be significantly accretive to today’s total estimated U.S. annual production capacity of just 17,000 metric tons per year. Our lithium hydroxide capacity and revenue generation is expected to be supported by production of, or offtake rights to, approximately 525,000 metric tons of spodumene concentrate annually.

Our projects and strategic investments are being developed on a measured timeline to provide the potential for near-term cash flow and long-term value maximization. The timelines described above are subject to permitting, approvals, funding, successful project execution, and market dynamics. We also continue to evaluate opportunities to further expand our resource base and production capacity. These diversified operations should enable us to play a pivotal role in supporting U.S. and global energy independence as a key contributor to the electric vehicle and battery manufacturing supply chains.
As we continue to advance our goal of becoming one of the leading manufacturers of lithium products in North America, we expect to capitalize on our competitive strengths, including the potential for significant near-term offtake and revenue generation, scale and diversification of lithium resources, advantageous locations of projects and assets, access to a variety of potential funding options, opportunities to leverage our greenfield projects, and a highly experienced management team. Advancements that have been made toward this effort are highlighted below.
Corporate and Project Updates
Corporate
We continue to engage in activities to strengthen our financial position and business strategy, including support for the development and expansion of our portfolio of projects, strategic investments, and corporate operations.
In February 2023, we received $75 million in gross proceeds from LG Chem as a part of their strategic investment in Piedmont Lithium and in conjunction with a multi-year spodumene concentrate offtake agreement. In exchange, LG Chem received 1,096,535 newly issued shares of common stock in Piedmont Lithium at a price of $68.40 per share.
Quebec
We own equity interests of approximately 12% in Sayona Mining and 25% in Sayona Quebec. Sayona Mining owns the remaining 75% equity interest in Sayona Quebec. Sayona Quebec owns a portfolio of projects, which includes NAL, the Authier Lithium Project, and the Tansim Lithium Project. We hold an offtake agreement with Sayona Quebec for the greater of 113,000 metric tons per year of spodumene concentrate or 50% of spodumene concentrate production from NAL at market prices, subject to a price floor of $500 per metric ton and a price ceiling of $900 per metric ton for 6.0% Li2O spodumene concentrate on a life-of-mine basis. We expect to purchase spodumene concentrate, which is currently being produced at NAL, from Sayona Quebec and make shipments to our customers beginning in the third quarter of 2023.
Recent highlights include:
•In August 2023, NAL made its inaugural spodumene concentrate shipment of 20,500 metric tons from the Port of Quebec City, Canada.
•In June 2023, Sayona Mining released a preliminary technical study for lithium carbonate production at the NAL mine. The NAL site includes a lithium carbonate facility that was partially completed by prior owners of the operation. Sayona Mining and Piedmont Lithium plan to work together with technical advisors to perform a trade-off study of lithium carbonate versus lithium hydroxide production at NAL and complete a definitive technical study for publication in 2024.
For Sayona Quebec to proceed with the construction and operation of a lithium carbonate conversion plant or lithium hydroxide conversion plant, approvals are required from both Piedmont Lithium and Sayona Mining. In the event Piedmont Lithium and Sayona Mining decide to jointly construct and operate a lithium conversion plant through their jointly-owned entity, Sayona Quebec, then spodumene concentrate produced from NAL would be preferentially delivered to that conversion plant upon commencement of conversion operations. Any remaining spodumene concentrate not delivered to a jointly-owned conversion plant would first be delivered to Piedmont Lithium up to our offtake right and then to third party customers of Sayona Quebec.
•In April 2023, Sayona Mining released a DFS for NAL in accordance with JORC Code and NI43-101 requirements. Based on a production target which relies on ore reserves only and excludes any mineral resources in the inferred category, the DFS contemplates annual spodumene concentrate production averaging 190,000 metric tons per year over a 20-year mine life and targets of 226,000 metric tons per year in years one through four of steady state operations and 186,000 metric tons per year beginning in year five. The production targets included in the DFS, combined with higher spodumene concentrate pricing, resulted in an increase to the net present value for the NAL project compared to the prefeasibility study completed in 2022.

•In March 2023, Sayona Mining and Piedmont Lithium announced the successful restart of commercial spodumene concentrate production at the jointly owned NAL project. The restart of NAL was completed on time and is expected to be the only major source of new spodumene production expected in North America in the next two years.
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
Ghana
We own an equity interest of approximately 9% in Atlantic Lithium, and we have a right to acquire 50% equity interest in Atlantic Lithium Ghana, which includes Ewoyaa, their flagship project located approximately 70 miles from the Port of Takoradi in West Africa, Ghana. We hold an offtake agreement with Atlantic Lithium for 50% of annual production of spodumene concentrate at market prices on a life-of-mine basis from Ewoyaa. As part of our strategy, we expect to transport our 50% offtake of spodumene concentrate from Ewoyaa to the U.S. to serve as the primary feedstock for lithium hydroxide conversion at Tennessee Lithium.
Recent highlights include:
•In June 2023, Atlantic Lithium released a DFS for the Ewoyaa project in accordance with JORC Code requirements. When implementing a mine plan developed on the basis of 25.6 million metric tons at 1.22% Li2O of probable ore reserves only and excluding any mineral resources in the inferred category, the DFS delivers a production target of approximately 340,000 metric tons per year of spodumene concentrate over a 11-year mine life. With the completion of the DFS, we expect to proceed into project development and earn the first 22.5% ownership interest in Atlantic Lithium Ghana in the second half of 2023. Our future equity interest ownership is contingent upon making an election to proceed with Phase 2.
•In June 2023, our Executive Vice President and Chief Operating Officer, Patrick Brindle, was appointed to Atlantic Lithium’s Board of Directors.
•In May 2023, Atlantic Lithium appointed Keith Muller as Chief Executive Officer of the company. Mr. Muller previously joined Atlantic in November 2022 as Chief Operating Officer and has more than 20 years of experience in hard rock mining with specific experience in hard rock lithium mining and dense medium separation from his prior leadership roles at Allkem and Galaxy Resources.
•In October 2022, Atlantic Lithium announced the submission of a mining lease application for Ewoyaa to the Minerals Commission of Ghana.

Construction of the mine and concentrator is expected to begin at Ewoyaa in 2024, and production of spodumene concentrate is targeted for 2025, subject to receipt of a mining lease, approval of environmental studies, parliamentary ratification, and other statutory requirements.

Tennessee Lithium
Tennessee Lithium is being designed as a world-class lithium hydroxide facility in America’s emerging “Battery Belt” and is expected to add 30,000 metric tons per year of lithium hydroxide production capacity to the U.S. supply chain. We expect the plant to be one of the most sustainable lithium hydroxide operations in the world and will utilize the innovative Metso:Outotec alkaline pressure leaching technology. Use of this technology is expected to reduce solid waste, create fewer emissions, and improve capital and operating costs relative to incumbent technologies.
Recent highlights include:
•In July 2023, we received our conditional major Non-Title V Construction and Operating Air Permit (“Air Permit”) for Tennessee Lithium from the Tennessee Department of Environment and Conservation (“TDEC”). With the receipt of the Air Permit for the planned 30,000 metric ton per year lithium hydroxide manufacturing plant, we now hold all the material permits required to begin construction at Tennessee Lithium.
•In April 2023, we released the results of a DFS for Tennessee Lithium. The DFS reflects Tennessee Lithium having a 30-year project life with an estimated after-tax net present value of $2.5 billion and an estimated after-tax internal rate of return of 32%. These estimates are based on pricing assumptions of $26,000 per metric ton for lithium hydroxide and $1,600 per metric ton for spodumene concentrate (6.0% Li2O).
•In April 2023, we received our construction stormwater permit for Tennessee Lithium from TDEC.
•In October 2022, Piedmont Lithium was selected for a $141.7 million grant from the U.S. Department of Energy (“DOE”) to expand domestic manufacturing of batteries for electric vehicles and the electrical grid and for materials and components currently imported from other countries. The funding is tied specifically to the construction of Tennessee Lithium. The grant will not be final until Piedmont Lithium and the DOE have agreed to specific terms and conditions of the grant. Once terms and conditions are finalized, funding of the grant will remain subject to the satisfaction of conditions set forth in those terms.
Front-end engineering design (“FEED”) of Tennessee Lithium is being performed by Kiewit, a leading U.S. based Engineering Procurement and Construction (“EPC”) firm. Kiewit is supported by Primero, an EPC firm specializing in lithium projects. FEED completion is expected in 2023, and we plan to commence detailed design engineering upon completion of FEED. Contingent upon the receipt of the necessary permits and completion of financing activities, we anticipate construction to begin in 2024 with first production of lithium hydroxide targeted for 2026.
Carolina Lithium
Carolina Lithium is located within a world-class resource in the Carolina Tin-Spodumene Belt and is being designed as a fully integrated project with mining, spodumene concentrate production, and lithium hydroxide manufacturing on a single site in Gaston County, North Carolina. Carolina Lithium is expected to produce 30,000 metric tons per year of lithium hydroxide. We are currently engaged in permitting activities with state and local representatives. Our goal is to obtain the necessary material permits in 2024. We expect to proceed with rezoning following receipt of a state mining permit. Construction will commence upon receipt of required permits, rezoning, local approvals, and project financing activities, with first production of lithium hydroxide targeted for 2027.
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
Recent highlights include:
•We submitted our mining permit application to the North Carolina Department of Environmental Quality (“NCDEQ”) and Department of Energy, Mineral and Land Resources (“DEMLR”) in August 2021. In May 2023, DEMLR issued their third Additional Information Request, seeking further clarification on our plans to address environmental monitoring and mitigation. We expect to provide a thorough, timely response to the Additional Information Request.
•A Prevention of Significant Deterioration–Title V Air Permit application has been submitted to the NCDEQ Division of Air Quality and this application was deemed complete in February 2023.

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
There have been no material changes in the significant accounting policies followed by us during the six months ended June 30, 2023, from those disclosed in our Annual Report for the year ended December 31, 2022.
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

Other Income (Expense)
Other income (expense) consists of interest income (expense), foreign currency exchange gain (loss), and gain on dilution of equity method investments in unconsolidated affiliates. Interest income consists of interest earned on our cash and cash equivalents. Interest expense consists of interest incurred on long-term debt related to noncash acquisitions of mining interests financed by sellers as well as interest incurred for lease liabilities. Foreign currency exchange gain (loss) relates to our foreign bank accounts denominated in Canadian dollars and Australian dollars, and marketable securities denominated in Australian dollars. Gain (loss) on dilution of equity method investments in unconsolidated affiliates relates to our reduction in ownership of Sayona Mining and Atlantic Lithium due to their issuance of additional shares through public offerings and employee stock compensation grants.
Results of Operations
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Exploration and mine development costs	$440,190	$882,874	$(442,684)	(50.1)%
General and administrative expenses	11,986,634	7,461,365	4,525,269	60.6%
Total operating expenses	12,426,824	8,344,239	4,082,585	48.9%
Loss from equity investments in unconsolidated affiliates	(2,675,145)	(1,155,379)	(1,519,766)	131.5%
Loss from operations	(15,101,969)	(9,499,618)	(5,602,351)	59.0%
Other income (expense)	5,111,640	(81,685)	5,193,325	*
Income tax expense	648,811	—	648,811	*
Net loss	$(10,639,140)	$(9,581,303)	$(1,057,837)	11.0%
__________________________
* Not meaningful.
Exploration and Mine Development Costs
Exploration and mine development costs decreased $0.4 million, or 50.1%, to $0.4 million in the three months ended June 30, 2023 compared to $0.9 million in the three months ended June 30, 2022. The decrease was primarily driven by a decrease in exploration and engineering costs related to new project targets, partially offset by an increase in employee compensation expenses driven by additional headcount in the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
General and Administrative Expenses
General and administrative expenses increased $4.5 million, or 60.6%, to $12.0 million in the three months ended June 30, 2023 compared to $7.5 million in the three months ended June 30, 2022. The increase in general and administrative expenses was primarily due to increased employee compensation costs due to the hiring of additional management and support staff at our headquarters in Belmont, North Carolina. Stock-based compensation expense included in general and administrative expenses was $3.1 million and $1.3 million in the three months ended June 30, 2023 and 2022, respectively. Increased professional fees and consulting services also contributed to higher general and administrative expenses in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
Loss from Equity Investments in Unconsolidated Affiliates
Loss from equity investments in unconsolidated affiliates increased $1.5 million or 131.5% to $2.7 million in the three months ended June 30, 2023 from $1.2 million in the three months ended June 30, 2022. The loss reflects our proportionate share of the net loss resulting from our investments in Sayona Mining, Sayona Quebec, and Atlantic Lithium. The change was primarily driven by an increase in loss from Sayona Quebec due to increased costs to ramp-up production at NAL.
Other Income (Expense)
Other income was $5.1 million in the three months ended June 30, 2023 compared to a nominal expense in the three months ended June 30, 2022. The increase of $5.2 million was primarily due to our gain on dilution of equity method investments of $4.0 million related to Sayona Mining in the three months ended June 30, 2023 and, to a lesser extent, an increase in interest income of $1.2 million during the same period.
Income Tax Expense
Income tax expense was $0.6 million in the three months ended June 30, 2023 compared to $0 in the three months ended June 30, 2022. The increase was primarily related to deferred tax expense of $0.6 million associated with the Australian tax effects of our gain on dilution and our proportional share of income in Sayona Mining in the three months ended June 30, 2023. We recorded a valuation allowance against a material component of our net deferred tax assets as of June 30, 2023 and December 31, 2022.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Exploration and mine development costs	$1,196,964	$1,050,712	$146,252	13.9%
General and administrative expenses	20,608,084	13,039,370	7,568,714	58.0%
Total operating expenses	21,805,048	14,090,082	7,714,966	54.8%
Loss from equity investments in unconsolidated affiliates	(5,417,509)	(4,544,882)	(872,627)	19.2%
Loss from operations	(27,222,557)	(18,634,964)	(8,587,593)	46.1%
Other income (expense)	9,085,839	(100,971)	9,186,810	*
Tax expense	1,142,154	—	1,142,154	*
Net loss	$(19,278,872)	$(18,735,935)	$(542,937)	2.9%
__________________________
* Not meaningful.
Exploration and Mine Development Costs
Exploration and mine development costs increased $0.1 million, or 13.9%, to $1.2 million in the six months ended June 30, 2023 compared to $1.1 million in the six months ended June 30, 2022. The increase was primarily driven by an increase in exploration and engineering costs related to new project targets and an increase in employee compensation expenses primarily related to additional headcount in the first half of 2023.
General and Administrative Expenses
General and administrative expenses increased $7.6 million, or 58.0%, to $20.6 million in the six months ended June 30, 2023 compared to $13.0 million in the six months ended June 30, 2022. The increase in general and administrative expenses was primarily due to increased employee compensation costs due to the hiring of additional management and support staff at our headquarters in Belmont, North Carolina. Stock-based compensation expense included in general and administrative expenses was $4.2 million and $1.4 million in the six months ended June 30, 2023 and 2022, respectively. Increased professional fees and consulting services also contributed to higher general and administrative expenses in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
Loss from Equity Investments in Unconsolidated Affiliates
Loss from equity investments in unconsolidated affiliates increased $0.9 million, or 19.2% to $5.4 million in the six months ended June 30, 2023 compared to $4.5 million in the six months ended June 30, 2022. The loss reflects our proportionate share of the net loss resulting from our investments in Sayona Mining, Sayona Quebec, and Atlantic Lithium. The change was driven by an increase in loss from Sayona Quebec of $1.4 million, partially offset by a decrease in losses from Atlantic Lithium and Sayona Mining of $0.3 million, $0.2 million, respectively.
Other Income (Expense)
Other income increased was $9.1 million in the six months ended June 30, 2023 compared to $0.1 million of expense in the six months ended June 30, 2022. The increase of $9.2 million was primarily due to our gain on dilution of equity method investments of

$7.2 million, related to Sayona Mining, in the six months ended June 30, 2023 and, to a lesser extent, an increase in interest income of $1.9 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Income Tax Expense
Income tax expense was $1.1 million in the six months ended June 30, 2023 compared to $0 in the six months ended June 30, 2022. The increase was primarily related to deferred tax expense of $1.1 million associated with the Australian tax effects of our gain on dilution and our proportional share of income in Sayona Mining in the six months ended June 30, 2023.
We recorded a valuation allowance against a material component of our net deferred tax assets as of June 30, 2023 and December 31, 2022. We intend to continue maintaining a valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the allowance. However, given our anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a material portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease in income tax expense for the period in which the release is recorded. The exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to achieve.
Liquidity and Capital Resources
Overview
As of June 30, 2023, we had cash and cash equivalents of $88.7 million compared to $99.2 million as of December 31, 2022. As of June 30, 2023, the vast majority of our cash balances were held in the U.S. A significant portion of our cash balances are covered by Federal Deposit Insurance Corporation (“FDIC”) insured limits.
Our predominant source of cash has been generated through equity financing from issuances of our common stock. Since our inception, we have not generated revenues, and as such, have principally relied on equity financing to fund our operating and investing activities and to fund our debt payments. In February 2023, we issued 1,096,535 shares of our common stock at $68.40 per share to LG Chem for $75 million. We received cash proceeds of $71.1 million, which is net of $3.9 million in share issuance costs associated with the private placement. As of June 30, 2023, we had $369.2 million remaining under our shelf registration statement, which expires on September 24, 2024.
Our primary uses of cash during the six months ended June 30, 2023 consisted of: (i) purchases of real property and associated mining interests of $14.4 million and exploration and development expenditures of $1.4 million associated with Carolina Lithium; (ii) equity investments in Sayona Quebec mainly for the operational restart of NAL totaling $28.1 million; (iii) capital expenditures primarily related to engineering costs of $12.6 million for Tennessee Lithium; (iv) $4.2 million in working capital; and (v) advances to Atlantic Lithium for exploration and evaluation activities as part of Phase 1 of our investment in Ewoyaa totaling $4.7 million.
As of June 30, 2023, we had working capital of $80.9 million and long-term debt of $0.1 million, net of the current portion of $0.3 million, related to seller financed debt, as discussed above.
Liquidity Outlook
We expect our current cash balances to fund our cash expenditures in 2023 primarily related to: (i) continued equity investments in Sayona Quebec primarily for the restart and working capital requirements of NAL; (ii) continued cash advances to Atlantic Lithium for Ewoyaa; (iii) real property acquisition costs and engineering and permitting activities associated with Tennessee Lithium; (iv) real property and associated mineral rights acquisition costs and continued permitting, engineering, and testing activities associated with Carolina Lithium; and (v) working capital requirements.
We expect to generate cash flow from sales of spodumene concentrate to customers from our offtake supply agreement with Sayona Quebec beginning in the third quarter of 2023. We plan to use net proceeds from our sales to customers to primarily fund construction of Phase 2 for Ewoyaa as well as other cash expenditures, as discussed above. We believe Sayona Quebec will become self-sufficient, or mostly self-sufficient, through sales of spodumene concentrate to third party customers and Piedmont Lithium beginning in the third quarter of 2023, and as a result, we expect a material decline in, or ceasing of, cash investments into Sayona Quebec beginning in the fourth quarter of 2023. Currently, there are no plans for future cash distributions from Sayona Quebec to its joint-venture partners, Piedmont Lithium and Sayona Mining.

As of June 30, 2023, we had entered into land acquisition contracts in North Carolina and Tennessee totaling $35.7 million, of which we expect to close and fund $14.9 million for the remainder of 2023, $16.3 million in 2024, and $4.5 million in 2025. These amounts do not include closing costs such as attorneys’ fees, taxes, and commissions. We are not obligated to exercise our land option agreements, and we are able to cancel our land acquisition contracts, at our option with de minimis cancellation costs, during the contract due diligence period. Certain land option agreements and land acquisition contracts become binding upon commencement of construction for Carolina Lithium.

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
Cash Flows
The following table is a condensed schedule of cash flows provided as part of the discussion of liquidity and capital resources:

	Six Months Ended June 30,
Net cash provided by (used in):	2023	2022
Operating activities	$(19,688,001)	$(17,853,851)
Investing activities	(61,655,735)	(28,688,172)
Financing activities	70,845,192	121,330,736
Net (decrease) increase in cash and cash equivalents	$(10,498,544)	$74,788,713
Cash Flows from Operating Activities
Operating activities used $19.7 million and $17.9 million in the six months ended June 30, 2023 and 2022, respectively, resulting in an increase in cash used in operating activities of $1.8 million. The increase was primarily due to an increase in net loss of $2.7 million after adjusting for noncash items, including gain on dilution, loss from equity method investments, stock compensation expense, and deferred taxes. This increase in cash outflows from operating activities was partially offset by a decrease in working capital use of $0.9 million.
Cash Flows from Investing Activities
Investing activities used $61.7 million and $28.7 million in the six months ended June 30, 2023 and 2022, respectively, resulting in an increase in cash used in investing activities of $33.0 million. The increase was primarily due to an increase in investments in affiliates of $18.2 million primarily relating to Sayona Quebec for additional investments to fund the NAL restart. Also contributing to the increase was increased capital expenditures of $12.6 million and $4.6 million for Tennessee Lithium and Carolina Lithium, respectively. These increases were partially offset by a decrease in cash advances to Atlantic Lithium of $2.4 million for exploration and evaluation activities related to Phase 1 of Ewoyaa.

Cash Flows from Financing Activities
Financing activities provided $70.8 million and $121.3 million in the six months ended June 30, 2023 and 2022, respectively, resulting in a decrease in cash provided of $50.5 million. The decrease in cash from financing activities was mainly due to a $51.1 million decrease in net cash proceeds from issuances of our common stock and cash exercises of stock options in the six months ended June 30, 2023 compared to June 30, 2022. The decrease in cash provided was partially offset by a decrease in debt payments totaling $0.6 million.

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

Since Russia’s invasion of Ukraine, global supply chains have experienced increased fuel prices. While we do not have direct exposure to these geographies, we cannot predict how global supply chain activities, or the economy at large may be impacted by a prolonged war in Ukraine or sanctions imposed in response to the war.
Item 4.    Controls and Procedures.
Our management, under supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer and Principal Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2023. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting identified in the evaluation for the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We maintain cash deposits in accounts that, at times may exceed the amount of insurance provided on such deposits by the FDIC. If one or more of the financial institutions in which we hold cash deposits fails, we could lose all or a portion of our uninsured cash balances. If access to our cash accounts in the future is impaired, whether temporarily or otherwise, we may be unable to pay our operational expenses such as payroll or make other payments. There can be no assurance that the FDIC will take actions to support deposits in excess of existing FDIC insured limits. If banks and financial institutions enter receivership or become insolvent in the future, including the financial institutions in which we, our equity method investments, or our customers hold cash, our and their ability to access existing cash, cash equivalents, and investments may be threatened and could have a material adverse effect on our business and financial condition. In addition, there is a risk that one or more of our current service providers, financial institutions, and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to conduct our business plans on schedule and on budget.
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
Item 5.    OTHER INFORMATION.
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

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

Piedmont Lithium Inc.
(Registrant)

Date: August 7, 2023	By:	/s/ Michael White
Michael White
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)