Form 10-Q
period 2023-09-30
Piedmont Lithium Inc.
filed 2023-11-09
CIK 1728205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 03, 2023, there were 19,209,327 shares of the Registrant’s common stock outstanding.

GLOSSARY OF TERMS AND DEFINITIONS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

Air Permit	Conditional Major Non-Title V Construction and Operating Air Permit
ASX	Australian Securities Exchange
Atlantic Lithium	Atlantic Lithium Limited
Atlantic Lithium Ghana	Atlantic Lithium’s Ghanaian-based lithium portfolio companies
ATVM	Advanced Technology Vehicles Manufacturing Loan Program
Benton Resources	Benton Resources Inc.
Carolina Lithium	The Carolina Lithium project is Piedmont Lithium’s planned, integrated spodumene-to-lithium hydroxide project located within the renowned Carolina Tin Spodumene Belt in Gaston County, North Carolina
CODM	Chief Operating Decision Maker
DEMLR	Department of Energy, Mineral and Land Resources
DFS	Definitive feasibility study
dmt	Dry metric ton
DOE	U.S. Department of Energy
Ewoyaa	The Ewoyaa Lithium Project is the flagship project of Atlantic Lithium Ghana located in the Cape Coast region of West Africa, Ghana
Exchange Act	Securities Exchange Act of 1934
FDIC	Federal Deposit Insurance Corporation
Incentive Plan	Piedmont Lithium Inc. Stock Incentive Plan
LG Chem	LG Chem, Ltd.
Li2O	Lithium oxide
MIIF	Minerals Income Investment Fund of Ghana
Milestone PRAs	PRAs that could be earned based upon achievement of certain specified milestones
NAL	North American Lithium Inc.
NCDEQ	North Carolina Department of Environmental Quality
Piedmont Lithium Inc.	“Piedmont Lithium,” “we,” “our,” “us,” or “Company”
PRAs	Performance rights awards
Ricca	Ricca Resources Limited
RSUs	Restricted stock units
Sayona Mining	Sayona Mining Limited
Sayona Quebec	Sayona Quebec Inc.
SEC	Securities and Exchange Commission
Sokoman Minerals	Sokoman Minerals Corp.
spodumene concentrate	Spodumene concentrate or SC[X] where “X” represents the lithium content of the concentrate on an Li2O% basis
TDEC	Tennessee Department of Environment and Conservation
Tennessee Lithium	The Tennessee Lithium project is Piedmont Lithium’s planned 30,000 tons per year lithium hydroxide conversion facility project located in Etowah, Tennessee
TSR PRAs
PRAs related to market goals based on a comparison of the Company's total shareholder return relative to the total shareholder return of a pre-determined set of peer group companies for the performance periods

U.S.	United States of America
U.S. GAAP	U.S. Generally Accepted Accounting Principles
Vinland Lithium	Vinland Lithium Inc.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$47,127	$—	$47,127	$—
Costs of sales	23,363	—	23,363	—
Gross profit	23,764	—	23,764	—
Exploration and mine development costs	471	434	1,668	1,485
Selling, general, and administrative expenses	11,185	7,160	31,793	20,200
Total operating expenses	11,656	7,594	33,461	21,685
Income (loss) from equity method investments(1)	3,852	(2,003)	(1,565)	(6,547)
Income (loss) from operations	15,960	(9,597)	(11,262)	(28,232)
Interest income	1,031	373	2,959	373
Interest expense	(8)	(21)	(34)	(97)
Loss from foreign currency exchange	(22)	(35)	(88)	(60)
Gain on dilution of equity method investments(1)	7,958	29,367	15,208	29,367
Total other income	8,959	29,684	18,045	29,583
Income before taxes	24,919	20,087	6,783	1,351
Income tax expense	2,028	3,422	3,170	3,422
Net income (loss)	$22,891	$16,665	$3,613	$(2,071)

Earnings (loss) per share:
Basic	$1.19	$0.93	$0.19	$(0.12)
Diluted	$1.19	$0.92	$0.19	$(0.12)
Weighted-average shares outstanding
Basic	19,203	17,966	18,974	17,343
Diluted	19,239	18,081	19,011	17,343
__________________________
(1)Income (loss) from equity method investments and Gain on dilution of equity method investments are reported on a one-quarter lag.

The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income (loss)	$22,891	$16,665	$3,613	$(2,071)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment of equity method investments(1)	(2,992)	811	(4,084)	662
Other comprehensive income (loss), net of tax	(2,992)	811	(4,084)	662
Comprehensive income (loss)	$19,899	$17,476	$(471)	$(1,409)
__________________________
(1)Foreign currency translation adjustment of equity method investments is presented net of tax (expense) benefit of $264 and $(392) for the three months ended September 30, 2023, and 2022 respectively, and $830 and $(392) for the nine months ended September 30, 2023, and 2022 respectively.

The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$94,495	$99,247
Accounts receivable	23,281	—
Other current assets	4,374	2,612
Total current assets	122,150	101,859
Property, plant and mine development, net	116,422	71,541
Other non-current assets	25,734	18,873
Equity method investments	133,044	95,648
Total assets	$397,350	$287,921

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$34,607	$12,862
Current portion of long-term debt	201	425
Other current liabilities	8,052	124
Total current liabilities	42,860	13,411
Long-term debt, net of current portion	44	163
Operating lease liabilities, net of current portion	1,174	1,177
Deferred tax liabilities	5,221	2,881
Total liabilities	49,299	17,632
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock; $0.0001 par value, 100,000 shares authorized; 19,209 and 18,073 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	459,475	381,242
Accumulated deficit	(102,045)	(105,658)
Accumulated other comprehensive loss	(9,381)	(5,297)
Total stockholders’ equity	348,051	270,289
Total liabilities and stockholders’ equity	$397,350	$287,921
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net Income (loss)	$3,613	$(2,071)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	7,378	2,643
Loss from equity method investments	1,565	6,547
Gain on dilution of equity method investments	(15,208)	(29,367)
Deferred taxes	3,170	3,422
Depreciation	174	32
Noncash lease expense	169	72
Loss on sale of property, plant and mine development	—	12
Unrealized loss on investment	27	54
Changes in operating assets and liabilities:
Accounts receivable	(23,281)	—
Other assets	(1,633)	(959)
Operating lease liabilities	(148)	(69)
Accounts payable	21,865	270
Accrued expenses and other current liabilities	7,712	(2,627)
Net cash provided by (used in) operating activities	5,403	(22,041)
Cash flows from investing activities:
Capital expenditures	(44,978)	(21,892)
Advances to affiliates	(6,828)	(9,815)
Investments in equity method investments	(28,667)	(14,087)
Net cash used in investing activities	(80,473)	(45,794)
Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	71,084	122,059
Proceeds from exercise of stock options	—	93
Principal payments on long-term debt	(344)	(973)
Payments to tax authorities for employee stock-based compensation	(422)	—
Net cash provided by financing activities	70,318	121,179
Net (decrease) increase in cash	(4,752)	53,344
Cash and cash equivalents at beginning of period	99,247	64,245
Cash and cash equivalents at end of period	$94,495	$117,589

Supplemental disclosure of cash flow information:
Noncash capital expenditures in accounts payable and accrued expenses	$5,114	$2,227
Cash paid for interest	34	97
Capitalized stock-based compensation	193	213
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands) (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
December 31, 2022	18,073	$2	$381,242	$(105,658)	$(5,297)	$270,289
Issuance of common stock, net	1,097	—	71,084	—	—	71,084
Stock-based compensation, net of forfeitures	—	—	1,166	—	—	1,166
Shares issued for exercise/vesting of share-based compensation awards	13	—	—	—	—	—
Equity method investment adjustments in other comprehensive loss, net of tax	—	—	—	—	(2,213)	(2,213)
Net loss	—	—	—	(8,639)	—	(8,639)
March 31, 2023	19,183	$2	$453,492	$(114,297)	$(7,510)	$331,687
Stock-based compensation, net of forfeitures	—	—	3,266	—	—	3,266
Shares issued for exercise/vesting of share-based compensation awards	13	—	—	—	—	—
Equity method investment adjustments in other comprehensive income, net of tax	—	—	—	—	1,121	1,121
Net loss	—	—	—	(10,639)	—	(10,639)
June 30, 2023	19,196	$2	$456,758	$(124,936)	$(6,389)	$325,435
Stock-based compensation, net of forfeitures	—	—	3,139	—	—	3,139
Shares issued for exercise/vesting of share-based compensation awards	24	—	—	—	—	—
Shares surrendered for tax obligations for share-based transactions	(11)	—	(422)	—	—	(422)
Equity method investment adjustments in other comprehensive income (loss), net of tax	—	—	—	—	(2,992)	(2,992)
Net income	—	—	—	22,891	—	22,891
September 30, 2023	19,209	$2	$459,475	$(102,045)	$(9,381)	$348,051
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
December 31, 2021	15,894	$2	$255,132	$(92,683)	$(666)	$161,785
Issuance of common stock, net	2,013	—	122,059	—	—	122,059
Stock-based compensation, net of forfeitures	—	—	(86)	—	—	(86)
Shares issued for exercise/vesting of share-based compensation awards	23	—	—	—	—	—
Equity method investment adjustments in other comprehensive income, net of tax	—	—	—	—	194	194
Net loss	—	—	—	(9,155)	—	(9,155)
March 31, 2022	17,930	$2	$377,105	$(101,838)	$(472)	$274,797
Stock-based compensation, net of forfeitures	—	—	1,591	—	—	1,591
Shares issued for exercise/vesting of share-based compensation awards	35	—	94	—	—	93
Equity method investment adjustments in other comprehensive loss, net of tax	—	—	—	—	(343)	(343)
Net loss	—	—	—	(9,581)	—	(9,581)
June 30, 2022	17,965	$2	$378,790	$(111,419)	$(815)	$266,558
Stock-based compensation, net of forfeitures	—	—	1,350	—	—	1,350
Shares issued for exercise/vesting of share-based compensation awards	30	—	—	—	—	—
Equity method investment adjustments in other comprehensive income, net of tax	—	—	—	—	811	811
Net income	—	—	—	16,665	—	16,665
September 30, 2022	17,995	$2	$380,140	$(94,754)	$(4)	$285,384
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.DESCRIPTION OF COMPANY
Nature of Business
Piedmont Lithium Inc. (“Piedmont Lithium,” “we,” “our,” “us,” or “Company”) is a U.S. based, development-stage, multi-asset, integrated lithium business in support of a clean energy economy and U.S. and global energy security. We plan to supply lithium hydroxide to the electric vehicle and battery manufacturing supply chains in North America by processing spodumene concentrate produced from assets we own or in which we have an economic interest.
Our portfolio of wholly owned projects includes Tennessee Lithium, a proposed merchant lithium hydroxide manufacturing plant in McMinn County, Tennessee, and Carolina Lithium, a proposed, fully integrated spodumene concentrate-to-lithium hydroxide project in Gaston County, North Carolina. The balance of our project portfolio includes strategic investments in lithium assets in Quebec, Canada, including the operating NAL mine, and in Ghana, West Africa with Atlantic Lithium, including Ewoyaa.
Basis of Presentation
Our unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in conformity with U.S. GAAP and in conformity with the rules and regulations of the SEC. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our reporting currency is U.S. dollars, and we operate on a calendar fiscal year. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our amended Annual Report on Form 10-K/A for the year ended December 31, 2022. These unaudited consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are considered necessary for a fair statement of the results of operations, financial position, and cash flows for the periods presented. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2023, for any other interim period, or for any other future fiscal year.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions, and allocations that affect amounts reported in the consolidated financial statements and related notes. Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets, fair value of stock-based compensation awards, income tax uncertainties, valuation of deferred tax assets, contingent assets and liabilities, legal claims, asset impairments, provisional revenue adjustments, collectability of receivables and environmental remediation. Actual results could differ due to the uncertainty inherent in the nature of these estimates.
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
Risk and Uncertainties
We are subject to a number of risks similar to those of other companies of similar size in our industry, including but not limited to, the success of our exploration and development activities, success of our equity method investments in international projects, permitting and construction delays, the need for additional capital or financing to fund operating losses, competition from substitute products and services, protection of proprietary technology, litigation, and dependence on key individuals.
We have accumulated deficits of $102.0 million and $105.7 million as of September 30, 2023 and December 31, 2022, respectively. We have cash available on hand and believe this cash will be sufficient to fund our operations and meet our obligations as they come due for at least one year from the date these unaudited consolidated financial statements are issued. In the event our cash requirements change during the next twelve months, management has the ability and commitment to make corresponding changes to our operating expenses, capital expenditures, and investments as necessary. Until commercial production is achieved from our planned operations, we will continue to incur investing net cash outflows associated with, among other things, funding capital projects, development-stage technical studies, permitting activities associated with our projects, funding our expected commitments in Quebec and Ghana, maintaining and acquiring exploration properties and undertaking ongoing exploration activities. Our long-term success is dependent upon our ability to successfully raise additional capital or financing or enter into strategic partnership opportunities. Our long-term success is also dependent upon our ability to obtain certain permits and approvals, develop our planned portfolio of projects, earn revenues, and achieve profitability.
Our unaudited consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Significant Accounting Policies
Revenue Recognition
We recognize revenue from product sales at a point in time when performance obligations are satisfied under the terms of contracts with our customers. A performance obligation is deemed to be satisfied when control of the product is transferred to our customer, which is typically upon delivery to the shipping carrier. Where a contract contains more than one distinct performance obligation, the transaction price is allocated to each performance obligation based on the standalone selling price of each performance obligation, although these situations do not occur frequently and are generally not built into our contracts. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods. Initial pricing is typically billed 5 days to 30 days after the departure of the shipment and paid between 15 days to 75 days. Final adjustments to prices may take longer to resolve. When the final price has not been resolved by the end of a reporting period, we estimate the expected sales price based on the initial price, market pricing and known quality measurements. We warrant to our customers that our products conform to mutually agreed product specifications.
We have elected to account for shipping and handling costs for spodumene concentrate contracts as fulfillment activities and not as promised goods or services; therefore, these activities are not considered separate performance obligations. We have elected the practical expedient relating to significant financing components and as such will not consider the possibility of a contract having a significant financing component (which would effectively attribute a portion of the sales price to interest income) unless, if at contract inception, the expected payment terms (from time of delivery or other relevant criterion) are more than one year.
Our lithium products are sold to global and regional customers in the electric vehicle and electronics markets, among others. We currently work with end users in a number of markets to tailor our products to their specifications and will work with these end users as we add more products.
There have been no other changes to significant accounting policies described in Note 2—Summary of Significant Accounting Policies within Part II, Item 8 of our Annual Report for the year ended December 31, 2022.
Recently Issued and Adopted Accounting Pronouncements
We have considered the applicability and impact of all recently issued accounting pronouncements and have determined that they were either not applicable or were not expected to have a material impact on our unaudited consolidated financial statements.
2.REVENUE
We recognize revenue from product sales at a point in time when performance obligations are satisfied under the terms of contracts with our customers. A performance obligation is deemed to be satisfied when control of the product is transferred to our customer, which is typically upon delivery to the shipping carrier. There currently are no contracts with multiple performance obligations and there have been no unsatisfied performance obligations. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods. Initial pricing is typically billed 5 days to 30 days after the departure of the shipment and paid between 15 days to 75 days. Final adjustments to prices may take longer to resolve. When the final price has not been resolved by the end of a reporting period, we estimate the expected sales price based on the initial price, market pricing and known quality measurements. We warrant to our customers that our products conform to mutually agreed product specifications.
In the three and nine months ended September 30, 2023, two customers accounted for 100% of total revenue. All of the sales related to these two customers originated in North America. We evaluate the collectability of our accounts receivable on an individual customer basis. We had no reserve for uncollectible accounts as of September 30, 2023.

There are no contract assets or contract liabilities as of September 30, 2023.
We are subject to provisional revenue adjustments associated with commodity price fluctuations for our spodumene concentrate sales. These adjustments are unknown until final settlement.
3.STOCK-BASED COMPENSATION
Stock Incentive Plans
The Incentive Plan authorizes the grant of stock options, stock appreciation rights, restricted stock units, and restricted stock, any of which may be performance-based. Our Leadership and Compensation Committee determines the exercise price for stock options and the base price of stock appreciation rights, which may not be less than the fair market value of our common stock on the date of grant. Generally, stock options or stock appreciation rights vest after three years of service and expire at the end of ten years. PRAs vest upon achievement of certain pre-established performance targets that are based on specified performance criteria over a performance period. As of September 30, 2023, 2,143,116 shares of common stock were available for issuance under our Incentive Plan.
We include the expense related to stock-based compensation in the same financial statement line item as cash compensation paid to the same employee. As of September 30, 2023, we had remaining unvested stock-based compensation expense of $10.9 million to be recognized through December 2025. Additionally, and if applicable, we capitalize personnel expenses attributable to the development of our mine and construction of our plants, including stock-based compensation expenses. We recognize share-based award forfeitures as they occur.
Stock-based compensation related to all stock-based incentive plans is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Components of stock-based compensation:
Stock-based compensation	$3,139	$1,358	$7,576	$3,715
Stock-based compensation forfeitures	—	(8)	(5)	(859)
Stock-based compensation, net of forfeitures	$3,139	$1,350	$7,571	$2,856

Presentation of stock-based compensation in the unaudited consolidated financial statements:
Exploration and mine development costs	$57	$131	$128	$133
Selling, general, and administrative expenses	3,010	1,129	7,250	2,510
Stock-based compensation expense, net of forfeitures(1)	3,067	1,260	7,378	2,643
Capitalized stock-based compensation(2)	72	90	193	213
Stock-based compensation, net of forfeitures	$3,139	$1,350	$7,571	$2,856
__________________________
(1)For the three and nine months ended September 30, 2023 and 2022, we did not reflect tax impacts associated with stock-based compensation expense in our consolidated statements of operations because we had a full tax valuation allowance in impacted jurisdictions during these periods.
(2)Capitalized stock-based compensation relates to direct labor costs associated with Carolina Lithium and Tennessee Lithium and is included in “Property, plant and mine development, net” in our consolidated balance sheets.

A summary of activity related to our share-based awards is presented in the following table:

	2023			2022
(in thousands)	Stock Option Awards	Restricted Stock Units	Performance Rights Awards	Stock Option Awards	Restricted Stock Units	Performance Rights Awards
Balance at January 1	265	36	44	273	51	30
Granted	42	40	42	136	17	29
Exercised, surrendered or vested	—	(13)	—	(15)	(14)	—
Forfeited or expired	—	(1)	—	(20)	(17)	—
Balance at March 31	307	62	86	374	37	59
Granted	30	31	27	59	8	10
Exercised, surrendered or vested	—	(12)	—	(38)	(9)	—
Balance at June 30	337	81	113	395	36	69
Granted	—	—	—	—	3	10
Exercised, surrendered or vested	(2)	—	(22)	(37)	(1)	—
Forfeited or expired	—	—	—	—	(1)	—
Balance at September 30	335	81	91	358	37	79
Stock Option Awards
Stock options may be granted to employees, officers, non-employee directors and other service providers. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes valuation model and the expense is recognized over the option vesting period.
Restricted Stock Unit Awards
RSUs are granted to employees and non-employee directors and recognized as stock-based compensation expense over the vesting period, subject to the passage of time and continued service during the vesting period, based on the market price of our common stock on the grant date. In some instances, awards may vest concurrently with or following an employee’s termination.
Performance Rights Awards
As of September 30, 2023, there were 22,000 unvested Milestone PRAs and 69,000 unvested TSR PRAs. The awards become eligible to vest only if the goals are achieved and will vest only if the grantee remains employed by the Company through each applicable vesting date. Each performance right converts into one share of common stock upon vesting of the performance right.
We determine the fair value of Milestone PRAs based upon the market price of our common stock on the grant date. Milestone PRAs are subject to certain milestones related to construction, feasibility studies, and offtake agreements, which must be satisfied in order for PRAs to vest.
We estimate the fair value of the TSR PRAs at the grant date using a Monte Carlo simulation. The Monte Carlo simulation fair value model requires the use of highly subjective and complex assumptions, including price volatility of the underlying stock. A Monte Carlo simulation model was used to determine the grant date fair value by simulating a range of possible future stock prices for the Company and each member of the peer group over the performance periods. Compensation expense is recognized based upon the assumption of 100% achievement of the TSR goal and is reflected over the service period of the award. Compensation expense will not be reversed even if the threshold level of TSR is never achieved. The number of shares that may vest ranges from 0% to 200% of the target amount. The awards, which range from 1 year to 3 years, provide for a partial payout based on actual performance at the conclusion of the performance period.
Each performance right converts into one share of common stock upon vesting of performance right.

4.EARNINGS PER SHARE
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
Basic and diluted net income (loss) per share is reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net income (loss)	$22,891	$16,665	$3,613	$(2,071)

Weighted-average number of common shares used in calculating basic earnings per share	19,203	17,966	18,974	17,343
Effect of potentially dilutive equity awards	36	115	37	—
Weighted-average number of common shares used in calculating dilutive earnings per share	19,239	18,081	19,011	17,343

Basic net income (loss) per weighted-average share	$1.19	$0.93	$0.19	$(0.12)
Diluted net income (loss) per weighted-average share	$1.19	$0.92	$0.19	$(0.12)
Potentially dilutive shares were not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive in those periods. PRAs were not included as their performance obligations had not been met. The potentially dilutive and anti-dilutive shares not included in diluted net loss per share are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Stock options	294	223	71	358
RSUs	3	3	10	37
PRAs	94	79	88	79
Total potentially dilutive shares	391	305	169	474
5.INCOME TAXES
We recorded income tax expense of $2.0 million on income before taxes of $24.9 million and a provision of $3.4 million on income before taxes of $20.1 million in the three months ended September 30, 2023 and 2022, respectively. We recorded income tax expense of $3.2 million on income before taxes of $6.8 million and a provision of $3.4 million on income before taxes of $1.4 million in the nine months ended September 30, 2023 and 2022, respectively. The effective tax rates were 8.1% and 17% in the three months ended September 30, 2023 and 2022, respectively, and 46.7% and 253.3% in the nine months ended September 30, 2023 and 2022, respectively.
The decrease in income tax expense for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 was primarily due to a decrease in the gain on dilution in Sayona Mining during the three and nine months ended September 30, 2023. The effective tax rate differs from the U.S. federal statutory rate due to the valuation allowance against our U.S. deferred tax assets and income in foreign jurisdictions taxed at different rates than the U.S. statutory tax rate.
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
6.PROPERTY, PLANT AND MINE DEVELOPMENT
Property, plant and mine development, net, is presented in the following table:

(in thousands)	September 30, 2023	December 31, 2022
Mining interests	$78,623	$56,120
Mine development	4,971	3,050
Land	720	720
Leasehold improvements	401	281
Facilities and equipment	915	675
Construction in process	31,051	10,780
Property, plant and mine development	116,681	71,626
Accumulated depreciation	(259)	(85)
Property, plant and mine development, net	$116,422	$71,541
Mining interests and mine development costs relate to Carolina Lithium. Our construction in process primarily relates to capitalized costs associated with Tennessee Lithium.
Depletion of mining interests and mine development assets does not commence until the assets are placed in service. As of September 30, 2023, we have not recorded depletion expense for any of our mining interests or mine development assets.
Depreciation expense is included in “Selling, general and administrative expenses” in our consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Depreciation expense	$68	$21	$174	$32
7.EQUITY METHOD INVESTMENTS
We apply the equity method to investments when we have the ability to exercise significant influence over the operational decision-making authority and financial policies of the investee. We account for our existing investments in Atlantic Lithium, Sayona Mining, and Sayona Quebec, a subsidiary of Sayona Mining, as equity method investments.
We continue to evaluate operational developments and the impact of the anticipated expansion of the operations of our existing equity method investees. As discussed below, Atlantic Lithium’s completion of a technical study for Ewoyaa, along with the restart of NAL, were impactful to the consideration of how we most appropriately reflect our proportional share of income (loss) from our three existing equity method investments. Offtake agreements with our equity method investees are expected to initially supply spodumene concentrate, which may be resold into the market. Upon completion of construction of Tennessee Lithium, our equity method investees are expected to supply the majority of the spodumene concentrate required by Tennessee Lithium for conversion to lithium hydroxide.
Our share of the income (loss) from Atlantic Lithium, Sayona Mining, and Sayona Quebec is recorded on a one-quarter lag in “Income (loss) from equity method investments” within “Income (loss) from operations” in our consolidated statements of operations.
Below is a summary of our equity method investments as of September 30, 2023.

Sayona Mining
We own an equity interest of approximately 12% in Sayona Mining, an Australian company publicly listed on the ASX, and have formed a strategic partnership with Sayona Mining to explore, evaluate, develop, mine, and produce spodumene concentrate in Quebec, Canada.
During the nine months ended September 30, 2023 and 2022, we reported the effects of Sayona Mining raising additional capital through share issuances of its common stock. We did not participate in these share issuances, which were issued at a valuation greater than the carrying value of our ownership interest. As a result, our ownership interest in Sayona Mining was diluted and declined. We recognized a noncash gain of $8.0 million and $29.4 million in the three months ended September 30, 2023 and 2022, respectively, and $15.2 million and $29.4 million in the nine months ended September 30, 2023, and 2022, respectively, related to the dilution of our ownership interest. We recorded the gain within “Gain on dilution of equity method investments” in our consolidated statements of operations.
Sayona Quebec
We own an equity interest of 25% in Sayona Quebec for the purpose of furthering our investment and strategic partnership in Quebec, Canada. The remaining 75% equity interest is held by Sayona Mining. Sayona Quebec holds a 100% interest in NAL, which consists of a surface mine and a concentrator plant, as well as the Authier Lithium Project and the Tansim Lithium Project.
We hold a life-of-mine offtake agreement with Sayona Quebec for the greater of 113,000 metric tons or 50% of spodumene concentrate production per year. Our purchases of spodumene concentrate from Sayona Quebec are subject to market pricing with a price floor of $500 per metric ton and a price ceiling of $900 per metric ton for 6.0% spodumene concentrate on an FOB North Carolina basis.
In addition to lithium mining and concentrate production, NAL owns a partially completed lithium carbonate plant, which was developed by a prior operator of NAL. Sayona Quebec completed a preliminary technical study for the completion and restart of the NAL carbonate plant during the quarter ended June 30, 2023. If we decide to construct and operate a lithium conversion plant with Sayona Mining through our joint venture, Sayona Quebec, spodumene concentrate produced from NAL would be preferentially delivered to that conversion plant upon commencement of conversion operations. Any remaining spodumene concentrate not delivered the conversion plant would first be sold to us up to our offtake right and then to third parties. Any decision to construct jointly-owned lithium conversion capacity must be agreed upon by both parties.
Atlantic Lithium
We own an equity interest of approximately 9% in Atlantic Lithium, an Australian company publicly listed on the Alternative Investment Market of the London Stock Exchange and the ASX. We have a strategic partnership with Atlantic Lithium to explore, evaluate, mine, develop, and ultimately produce spodumene concentrate in Ghana. We have the right to acquire up to a 50% equity interest in Atlantic Lithium Ghana, a subsidiary of Atlantic Lithium that owns Ewoyaa, through current and future phased investments.
We have a long-term offtake agreement whereby Atlantic Lithium will sell 50% of spodumene concentrate produced in Ghana for the life of the mine to Piedmont Lithium at market prices. See Note 8—Other Assets and Liabilities.

The following tables summarize the carrying amounts, including changes therein, of our equity method investments:

	Three Months Ended September 30, 2023
(in thousands)	Sayona Mining	Sayona Quebec	Atlantic Lithium	Total
Balance at June 30, 2023	$47,283	$66,546	$10,211	$124,040
Additional investments	450	—	—	450
Gain on dilution of equity method investments(1)	7,894	—	64	7,958
Income (loss) from equity method investments(2)	1,076	3,552	(776)	3,852
Foreign currency translation adjustment of equity method investments	(1,394)	(1,618)	(244)	(3,256)
Balance at September 30, 2023	$55,309	$68,480	$9,255	$133,044
__________________________
(1)Gain on dilution of equity method investments relates to issuances of additional shares of Sayona Mining and Atlantic Lithium, which reduced our ownership interest in both Sayona Mining and Atlantic Lithium.
(2)Certain immaterial, out-of-period amounts, related to our proportionate share of the results of Sayona Mining and Sayona Quebec have been included in our current period results.

	Nine Months Ended September 30, 2023
(in thousands)	Sayona Mining	Sayona Quebec	Atlantic Lithium	Total
Balance at December 31, 2022	$44,620	$39,763	$11,265	$95,648
Additional investments	550	28,076	41	28,667
Gain on dilution of equity method investments(1)	15,144	—	64	15,208
Income (loss) from equity method investments(2)	(978)	948	(1,535)	(1,565)
Foreign currency translation adjustment of equity method investments	(4,027)	(307)	(580)	(4,914)
Balance at September 30, 2023	$55,309	$68,480	$9,255	$133,044
__________________________
(1)Gain on dilution of equity method investments relates to issuances of additional shares of Sayona Mining and Atlantic Lithium, which reduced our ownership interest in both Sayona Mining and Atlantic Lithium.
(2)Certain immaterial, out-of-period amounts, related to our proportionate share of the results of Sayona Mining and Sayona Quebec have been included in our current period results.

	Three Months Ended September 30, 2022
(in thousands)	Sayona Mining	Sayona Quebec	Atlantic Lithium	Total
Balance at June 30, 2022	$17,118	$33,047	$14,069	$64,234
Additional investments	—	4,032	—	4,032
Gain (loss) on dilution of equity method investments (1)	29,402	—	(35)	29,367
Loss from equity method investments	(228)	(454)	(1,321)	(2,003)
Foreign currency translation adjustment of equity method investments	1,336	—	(133)	1,203
Balance at September 30, 2022	$47,628	$36,625	$12,580	$96,833
__________________________
(1)Gain (loss) on dilution of equity method investments relates to: (i) issuances of additional shares of Sayona, which reduced our ownership interest in Sayona, and (ii) the exercise of certain Atlantic Lithium stock options and share grants which resulted in a reduction of our ownership in Atlantic Lithium.

	Nine Months Ended September 30, 2022
(in thousands)	Sayona Mining	Sayona Quebec	Atlantic Lithium	Total
Balance at December 31, 2021	$18,256	$25,216	$15,401	$58,873
Additional investments	1,076	13,011	—	14,087
Gain (loss) on dilution of equity method investments (1)	29,402	—	(35)	29,367
Loss from equity method investments	(2,507)	(1,647)	(2,393)	(6,547)
Foreign currency translation adjustment of equity method investments	1,401	45	(393)	1,053
Balance at September 30, 2022	$47,628	$36,625	$12,580	$96,833
__________________________
(1)Gain (loss) on dilution of equity method investments relates to: (i) issuances of additional shares of Sayona, which reduced our ownership interest in Sayona, and (ii) the exercise of certain Atlantic Lithium stock options and share grants which resulted in a reduction of our ownership in Atlantic Lithium.
The following table summarizes the fair value of equity method investments where market values from publicly traded entities are readily available:

	As of September 30, 2023
(in thousands)	Sayona Mining	Sayona Quebec	Atlantic Lithium
Fair value	$74,784	Not publicly traded	$18,404
8.OTHER ASSETS AND LIABILITIES
Other current assets consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Investments in equity securities	$458	$484
Prepaid and other current assets	3,916	2,128
Total other current assets	$4,374	$2,612
As of September 30, 2023, our investments in equity securities consisted of common shares in Ricca, which we acquired as part of a spin-out of Ricca from Atlantic Lithium. Ricca is a private company focused on gold exploration in Africa.
Other non-current assets consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Advances to affiliates	$24,031	$17,316
Other non-current assets	256	264
Operating lease right-of-use assets	1,447	1,293
Total other non-current assets	$25,734	$18,873
Advances to affiliates relate to staged investments for future planned lithium projects. We have a strategic partnership with Atlantic Lithium that includes Atlantic Lithium Ghana. Under our partnership, we entered into a project agreement to acquire a 50% equity interest in Atlantic Lithium Ghana in two phases, each requiring us to make future staged investments in Ewoyaa over a period of time.
We recently completed phase 1, which allows us to acquire a 22.5% equity interest in Atlantic Lithium Ghana by funding Ewoyaa’s exploration and DFS costs and notifying Atlantic Lithium of our intention to proceed with additional funding required under phase 2. We completed funding of exploration and DFS costs, and Atlantic Lithium issued their DFS in June 2023. In August, we supplied Atlantic Lithium with notification of our intent to proceed with additional funding. Our future equity interest ownership under phase 1 remains subject to government approvals required under Ghana’s Mineral and Mining Act. Phase 2 allows us to acquire an additional 27.5% equity interest in Atlantic Lithium Ghana upon completion of funding $70 million for capital costs associated with the development of Ewoyaa. Any cost savings or cost overruns from the initial commitment will be shared equally between Piedmont Lithium and Atlantic Lithium. Upon completion of phases 1 and 2, we expect to have a total equity interest of 50% in Atlantic Lithium Ghana. Atlantic Lithium Ghana, in turn, will hold an 81% interest in the Ewoyaa Project net of the interests which will be held by the

Ghanaian government, resulting in an effective ownership interest of 40.5% in Ewoyaa, by Piedmont. Funding costs are included in “Other non-current assets” in our consolidated balance sheets as an advance on our future phased investments in Atlantic Lithium Ghana.
Our maximum exposure to a loss as a result of our involvement in Ewoyaa is limited to the total funding paid by Piedmont Lithium to Atlantic Lithium. As of September 30, 2023, we did not own an equity interest in Atlantic Lithium Ghana. We have made advanced payments to Atlantic Lithium for Ewoyaa totaling $2.1 million and $2.7 million during the three months ended September 30, 2023 and 2022, respectively, and $6.9 million, and $9.8 million during the nine months ended September 30, 2023 and 2022, respectively.
Other current liabilities consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Operating lease liabilities	$301	$124
Accrued provisional revenue adjustment	7,751	—
Total other current liabilities	$8,052	$124
We received a $31.6 million partial prepayment on our first sale of spodumene concentrate under a provisional pricing arrangement. We recognize revenue from product sales at a point in time when performance obligations are satisfied under the terms of contracts with our customers. When the final price has not been resolved by the end of a reporting period, we estimate the expected sales price based on the initial price, market pricing and known quality measurements. Differences between payments received and the final estimated sales price, which results in a liability, are recorded as accrued provisional revenue adjustments.
9.EQUITY
We are authorized to issue up to 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. We have no outstanding shares of preferred stock.
In February 2023, we received $75 million from LG Chem in exchange for 1,096,535 common shares in Piedmont Lithium at an approximate price of $68.40 per share and in conjunction with a multi-year spodumene concentrate offtake agreement. Share issuance costs associated with the subscription totaled $3.9 million and were accounted for as a reduction in the proceeds from share issuances in the consolidated balance sheets.
In March 2022, we issued 2,012,500 shares under our $500 million automatic shelf registration with an issue price of $65.00 per share to raise gross proceeds of $130.8 million. Share issuance costs associated with the U.S. public offering totaled $8.8 million and were accounted for as a reduction in the proceeds from share issuance in the consolidated balance sheets.
As of September 30, 2023, we had $369.2 million remaining under our shelf registration statement, which expires on September 24, 2024.
10.SEGMENT REPORTING
We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC Topic 280, “Segment Reporting.” We have a single reportable operating segment that operates as a single business platform. In reaching this conclusion, management considered the definition of the CODM, how the business is defined by the CODM, the nature of the information provided to the CODM, how the CODM uses such information to make operating decisions, and how resources and performance are assessed. The results of operations provided to and analyzed by the CODM are at the consolidated level, and accordingly, key resource decisions and assessment of performance are performed at the consolidated level. We have a single, common management team and our cash flows are reported and reviewed at the consolidated level only with no distinct cash flows at an individual business level.
11.FAIR VALUE OF FINANCIAL INSTRUMENTS
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
•Investments in equity securities—As of September 30, 2023 and December 31, 2022, we had $0.5 million and $0.5 million, respectively, of investments in equity securities which are recorded at fair value based on Level 3 inputs. See Note 8—Other Assets and Liabilities.
•Long-term debt—Principal debt outstanding associated with seller financed loans was $0.2 million and $0.6 million as of September 30, 2023 and December 31, 2022, respectively. The carrying value of our long-term debt approximates its estimated fair value.
Level 3 activity was not material for all periods presented.
12.COMMITMENTS AND CONTINGENCIES
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
On September 8, 2023, the parties in the Thomascik and Varbaro cases stipulated to consolidate the two actions. That stipulation has not yet been acted on by the court.
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
Other Commitments and Contingencies
In May 2023, we entered into a community development agreement with the City of Cherryville, North Carolina, whereby we committed to fund $11.0 million as follows: (i) $1.0 million to support certain parks and recreation projects and the reestablishment of a department of recreation, of which $0.5 million was paid in July 2023 and $0.5 million was paid in October 2023, and (ii) $10.0 million paid in annual installments of $0.5 million over a 20-year period commencing upon the first shipment of lithium hydroxide from Carolina Lithium. As part of the agreement, the City of Cherryville relinquished extraterritorial zoning jurisdiction over certain real property owned by Piedmont Lithium to Gaston County, North Carolina.
13.SUBSEQUENT EVENTS
In October 2023, we paid $1.5 million for a 19.9% equity interest in Vinland Lithium, a new entity established with Sokoman Minerals (40.05% owners) and Benton Resources (40.05% owners). Through a staged investment agreement, we can earn up to 62.5% equity interest in Killick Lithium, a wholly-owned subsidiary of Vinland Lithium Inc. that currently holds a 100% interest in the Killick Lithium project, a large prospective lithium project in Newfoundland, Canada.

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
Since 2021, electric vehicle and battery companies have announced significant commitments to build new or expanded manufacturing operations across the U.S., which is expected to exponentially and rapidly drive the domestic demand for lithium over the next decade, far beyond current or projected capacity. Piedmont Lithium, as a U.S. based company, is well positioned to benefit from federal policies and funding established to facilitate the expedited development of a robust domestic supply chain and clean energy economy, while strengthening national and global energy security. A challenge faced by the industry is that while manufacturing facilities for electric vehicles, batteries, and related components are typically constructed in two to three years, the development of lithium resources from exploration to production requires a much longer time frame. We believe that the prolonged time frame for resource development is the greatest risk to the emerging electrification industry, but also represents opportunities for lithium producers.
To support growing U.S. lithium demand, we have spent the past seven years developing a portfolio of four projects: wholly-owned Tennessee Lithium and Carolina Lithium, strategic investments in Quebec, Canada, with Sayona Mining and Sayona Quebec, and in Ghana with Atlantic Lithium. Our joint venture with Sayona Mining, Sayona Quebec, began supplying spodumene concentrate to the market in the third quarter of 2023. Our future investment in Atlantic Lithium Ghana is expected to produce spodumene concentrate in 2025. We anticipate spodumene concentrate from Ghana will serve as the primary feedstock for Tennessee Lithium. Tennessee Lithium is being designed to produce 30,000 metric tons of lithium hydroxide annually. Carolina Lithium is being developed as a fully integrated spodumene concentrate-to-lithium hydroxide project designed to produce 30,000 metric tons of lithium hydroxide annually.
We currently plan to produce an estimated 60,000 metric tons per year of domestic lithium hydroxide, which would be significantly accretive to today’s total estimated U.S. annual production capacity of just 20,000 metric tons per year. Our lithium hydroxide capacity and revenue generation are expected to be supported by production of, or offtake rights to, approximately 525,000 dmt of spodumene concentrate annually.
Our projects and strategic investments are being developed on a measured timeline to provide the potential for near-term cash flow and long-term value maximization as we explore opportunities to grow our hard rock lithium base through other investments. The development timelines are subject to permitting, regulatory approvals, funding, successful project execution, and market dynamics. We also continue to evaluate opportunities to further expand our resource base and production capacity.
As we continue to advance our goal of becoming one of the leading manufacturers of lithium products in North America, we expect to capitalize on our competitive strengths, including our life-of-mine offtake agreement with Sayona Quebec, scale and diversification of lithium resources, advantageous locations of projects and assets, access to a variety of funding options, opportunities to leverage our greenfield projects, and a highly experienced management team. Advancements that have been made toward this effort are highlighted below.

Piedmont Lithium
We continue to engage in activities to strengthen our financial position and business strategy, including support for the development and expansion of our portfolio of projects, strategic investments, and corporate operations.
In October 2023, we paid $1.5 million for a 19.9% equity interest in Vinland Lithium, which is a Canadian-based entity jointly owned with Sokoman Minerals and Benton Resources. Vinland Lithium currently owns the Killick Lithium Project, a large exploration property prospective for lithium located in southern Newfoundland, Canada. We have entered into an earn-in agreement with Vinland Lithium to acquire up to a 62.5% equity interest in Killick Lithium through staged-investments. As part of our investment, we entered into a marketing agreement with Killick Lithium for 100% marketing rights and right of first refusal to purchase 100% of all lithium products produced by Killick Lithium on a life-of-mine basis at competitive commercial rates.
Lithium Projects
Quebec
We own equity interests of approximately 12% and 25% in Sayona Mining and Sayona Quebec, respectively. Sayona Mining owns the remaining 75% equity interest in Sayona Quebec. Sayona Quebec owns a portfolio of projects, which includes NAL, the Authier Lithium Project, and the Tansim Lithium Project. We hold a life-of-mine offtake agreement with Sayona Quebec for the greater of 113,000 metric tons or 50% of spodumene concentrate production per year. Our purchases of spodumene concentrate are subject to a price floor of $500 per metric ton and a price ceiling of $900 per metric ton for 6.0% Li2O spodumene concentrate on an FOB North Carolina basis.
Recent highlights include:
•During the three months ended September 30, 2023, NAL produced 31,486 dmt of spodumene concentrate and shipped 48,211 dmt of spodumene concentrate, of which 29,011 dmt spodumene concentrate were sold to Piedmont.
•In October 2023, Sayona Mining provided a forecast for the one-year period July 1, 2023 through June 30, 2024 projecting production of 140,000 to 160,000 dmt of spodumene concentrate and shipments of 160,000 to 180,000 dmt of spodumene concentrate at NAL.
•In November 2023, Sayona announced drill results from the 2023 drill campaign at NAL including significant intercepts of spodumene bearing pegmatites in a Northwest direction from the existing pit shell. Drilling encountered thick, high-grade pegmatites. Additional assay results are pending.
Ghana
We own an equity interest of approximately 9% in Atlantic Lithium, and we have a right to acquire 50% equity interest in Atlantic Lithium Ghana, which includes Atlantic’s flagship Ewoyaa Lithium Project located approximately 70 miles from the Port of Takoradi in Ghana, West Africa. We hold an offtake agreement with Atlantic Lithium for 50% of annual production of spodumene concentrate at market prices on a life-of-mine basis from Ewoyaa. As part of our strategy, we expect to transport our 50% offtake of spodumene concentrate from Ewoyaa to the U.S. to serve as the primary feedstock for lithium hydroxide conversion at Tennessee Lithium.
Recent highlights include:
•In October 2023, Ghana’s Ministry of Lands and Natural Resources granted a mining lease for Ewoyaa, subject to ratification by the Ghanaian Parliament. The mining lease includes a 13% free-carried interest in Ewoyaa for the Government of Ghana, and a 10% royalty. The mining lease remains subject to parliamentary ratification.
•In September 2023, the MIIF entered into a non-binding agreement with Atlantic Lithium to invest $27.9 million to acquire a 6% equity interest in Ewoyaa, with the investment earmarked for Ewoyaa’s project development costs, and to fund 6% of all future exploration and development costs within Atlantic Lithium’s Ghanaian portfolio. MIIF’s investment is expected to equally reduce Piedmont and Atlantic Lithium’s funding requirements for Ewoyaa. If executed, Piedmont and Atlantic Lithium would each own a 40.5% equity interest in Ewoyaa, inclusive of the government’s free-carried interest. Piedmont would continue to maintain a 50% life-of-mine offtake right to future spodumene concentrate production from Atlantic Lithium Ghana under these agreements.

•In August 2023, we exercised our option to acquire a 22.5% equity interest in Atlantic Lithium Ghana, subject to government approvals, as part of an earn-in agreement to acquire a 50% equity interest in Atlantic Lithium Ghana, excluding the MIIF investment and the government’s free-carried interest. Additionally, we have committed to fund the first $70.0 million of capital expenditures for the development of Ewoyaa, which will allow us to earn the remaining 27.5% equity interest in Atlantic Lithium Ghana. Additional capital costs for development will be shared equally with Atlantic Lithium.
•Atlantic Lithium expects permitting and approvals for Ewoyaa to be finalized in the second half of 2024, with first production from the modular dense medium separation plant expected in the second half of 2025. Full commercial production is targeted for 2026, subject to approval of environmental studies, parliamentary ratification, and other statutory requirements.
Tennessee Lithium
Tennessee Lithium is being designed as a world-class lithium hydroxide facility in America’s emerging “Battery Belt” and is expected to add 30,000 metric tons per year of lithium hydroxide production capacity to the U.S. supply chain. We expect the plant to be one of the most sustainable lithium hydroxide operations in the world and will utilize the Metso:Outotec alkaline pressure leaching technology. Use of this technology is expected to reduce solid waste, create fewer emissions, and improve capital and operating costs relative to incumbent technologies.
Recent highlights include:
•In October 2023, we purchased a tailings storage facility adjacent to the proposed Tennessee Lithium plant site for the placement of inert tailings produced as part of the innovative alkaline pressure leach process. In addition, we agreed to acquire a large industrial complex in close proximity to the Tennessee Lithium plant site. These two acquisitions should result in significant net economic benefits to the project.
•During the third quarter 2023, we engaged advisors to support our funding strategy for the construction of Tennessee Lithium. In consultation with the DOE, we have decided to pursue an ATVM loan under the DOE’s Loan Programs Office, rather than complete the previously announced $141.7 million grant under the Bipartisan Infrastructure Law. We expect that the ATVM loan, if awarded, would cover a significantly larger share of the capital required for the project, strengthening the opportunity for strategic parties to partner with us on the project.
•During the third quarter 2023, we exercised our option to acquire the proposed site of the Tennessee Lithium project and are working with the local authorities towards property closing.
•In July 2023, we received our Conditional Major Non-Title V Construction and Operating Air Permit for Tennessee Lithium from TDEC. With the receipt of the Air Permit for the planned 30,000 metric ton per year lithium hydroxide manufacturing plant, we now hold all the material permits required to begin construction at Tennessee Lithium.
Carolina Lithium
Carolina Lithium is located in the historic Carolina Tin-Spodumene Belt and is being designed as a fully integrated project with mining, spodumene concentrate production, and lithium hydroxide manufacturing on a single site in Gaston County, North Carolina. At full production, Carolina Lithium is expected to produce 30,000 metric tons per year of lithium hydroxide. We are currently engaged in permitting activities with state and local regulatory and governing bodies. Our goal is to obtain the necessary material permits in 2024. We expect to proceed with rezoning following receipt of a state mining permit. Construction will commence upon receipt of required permits, rezoning, local approvals, and project financing activities.
We submitted our mining permit application to the NCDEQ and DEMLR in August 2021. In May 2023, DEMLR issued their third Additional Information Request, seeking further clarification on our plans to address environmental monitoring and mitigation. In September 2023, we submitted a partial draft response. We may, based on feedback to our partial draft response, request an extension of time to respond to the Additional Information Request.
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
See Significant Accounting Policies section in Note 1—Description of Company for any changes in the significant accounting policies followed by us during the nine months ended September 30, 2023, from those disclosed in our Annual Report for the year ended December 31, 2022.
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
Components of our Results of Operations
Revenue
We recognize revenue from product sales at a point in time when performance obligations are satisfied under the terms of contracts with our customers. A performance obligation is deemed to be satisfied when control of the product is transferred to our customer, which is typically upon delivery to the shipping carrier. Where a contract contains more than one distinct performance obligation, the transaction price is allocated to each performance obligation based on the standalone selling price of each performance obligation, although these situations do not occur frequently and are generally not built into our contracts. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods. Initial pricing is typically billed 5 days to 30 days after the departure of the shipment and paid between 15 days to 75 days. Final adjustments to prices may take longer to resolve. When the final price has not been resolved by the end of a reporting period, we estimate the expected sales price based on the initial price, market pricing and known quality measurements. We warrant to our customers that our products conform to mutually agreed product specifications.
Exploration and Mine Development Costs
We incur costs in resource exploration, evaluation, and development during the different phases of our resource development projects. Exploration costs incurred before the declaration of proven and probable mineral reserves, which primarily include exploration, drilling, engineering, metallurgical testwork, site-specific reclamation, and compensation for employees associated with exploration activities, are expensed as incurred. We have also expensed as incurred engineering costs attributable to the evaluation of land for our future concentrator and chemical plants, feasibility studies and other project expenses that do not qualify for capitalization. After proven and probable mineral reserves are declared, exploration and mine development costs necessary to bring the property to commercial capacity or increase the capacity or useful life will be capitalized.
Selling, General and Administrative Expenses
Selling, general and administrative expenses relate to overhead costs, such as employee compensation and benefits for corporate management and office staff including accounting, legal, human resources, and other support personnel, professional service fees, insurance, and costs associated with maintaining our corporate headquarters. Included in employee compensation costs are cash and stock-based compensation expenses.
Income (Loss) From Equity Method Investments
Income (loss) from equity method investments reflects our proportionate share of the net income (loss) resulting from our investments in Sayona Mining, Sayona Quebec, and Atlantic Lithium. These investments are recorded under the equity method and adjusted each period, on a one-quarter lag, for our share of each investee’s income (loss). Our equity method investments are an integral and integrated part of our ongoing operations. We have determined this justifies a more meaningful and transparent presentation of our proportional share of income in our equity method investments as a component of our income (loss) from operations.
Other Income
Other income consists of interest income, interest expense, foreign currency exchange loss, and gain on dilution of equity method investments. Interest income consists of interest earned on our cash and cash equivalents. Interest expense consists of interest incurred on long-term debt related to noncash acquisitions of mining interests financed by sellers for Carolina Lithium as well as interest incurred for lease liabilities. Foreign currency exchange loss relates to our foreign bank accounts denominated in Canadian dollars and Australian dollars and marketable securities denominated in Australian dollars. Gain on dilution of equity method investments relates to our reduction in ownership of Sayona Mining and Atlantic Lithium due to their issuance of additional shares through public offerings and employee stock compensation grants.
Results of Operations
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

	Three Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Revenue	$47,127	$—	$47,127	*
Cost of sales	23,363	—	23,363	*
Gross profit	23,764	—	23,764	*
Gross profit margin	50.4%	—%
Exploration and mine development costs	471	434	37	8.5%
Selling, general, and administrative expenses	11,185	7,160	4,025	56.2%
Total operating expenses	11,656	7,594	4,062	53.5%
Income (loss) from equity method investments	3,852	(2,003)	5,855	292.3%
Income (loss) from operations	15,960	(9,597)	25,557	266.3%
Other income	8,959	29,684	(20,725)	(72.9%)
Income tax expense	2,028	3,422	(1,394)	(40.7%)
Net income	$22,891	$16,665	$6,226	37.4%
__________________________
* Not meaningful.
Revenue
Revenue was $47.1 million in the three months ended September 30, 2023 from the sale of 29,011 dmt of spodumene concentrate from our purchase offtake agreement with NAL. We had no sales in the three months ended September 30, 2022. The realized price per dmt was $1,624 for the three months ended September 30, 2023. Realized price is the average estimated price, net of certain distribution and other fees, for approximately 5.3% Li2O grade, which includes referenced pricing data up to September 30, 2023, and is subject to final adjustment. The final adjusted price may be higher or lower than the average estimated realized price based future market price movements. We have estimated the final sales pricing based on expected market conditions and known quality measurements. Any adjustments to the sales price will be reflected in subsequent periods.
Gross Profit and Gross Profit Margin
Gross profit was $23.8 million and gross profit margin was 50.4% in the three months ended September 30, 2023. Gross profit and gross profit margin was driven by our preferential offtake supply agreement with NAL, which includes a price ceiling of $900 per dmt. Our realized cost of sales was $805 per dmt in the three months ended September 30, 2023. Realized cost of sales is the average cost of sales including Piedmont’s offtake pricing agreement with NAL for the purchase of spodumene concentrate at a market price subject to a floor of $500 per metric ton and a ceiling of $900 per metric ton, with adjustments for product grade, freight, and insurance.

Exploration and Mine Development Costs
Exploration and mine development costs increased 8.5%, to $0.5 million in the three months ended September 30, 2023 compared to $0.4 million in the three months ended September 30, 2022. The change was primarily driven by an increase in exploration and engineering activities related to new project targets.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $4.0 million, or 56.2%, to $11.2 million in the three months ended September 30, 2023 compared to $7.2 million in the three months ended September 30, 2022. The increase in selling, general and administrative expenses was primarily due to increased professional fees, consulting services, and employee compensation costs related to the hiring of additional management and support staff at our headquarters in Belmont, North Carolina during 2023. Stock-based compensation expense included in selling, general and administrative expenses was $3.0 million and $1.1 million in the three months ended September 30, 2023 and 2022, respectively.
Income (Loss) from Equity Method Investments
Income from equity method investments increased $5.9 million, or 292.3%, to $3.9 million in the three months ended September 30, 2023 compared to loss from equity method investments of $2.0 million in the three months ended September 30, 2022. The current period income reflects our proportionate share of income resulting from our investment in Sayona Mining and their consolidated subsidiary Sayona Quebec. This income was partially offset by our proportionate share of net loss from Atlantic Lithium.
Other Income
Other income decreased $20.7 million, or 72.9%, to $9.0 million in the three months ended September 30, 2023 from $29.7 million in the three months ended September 30, 2022. The decrease was primarily due to our gain on dilution of equity method investments related to Sayona Mining of $8.0 million in the three months ended September 30, 2023, compared to $29.4 million in the three months ended September 30, 2022, which was partially offset by an increase in interest income of $0.7 million for the same comparable period.
Income Tax Expense
Income tax expense was $2.0 million in the three months ended September 30, 2023 compared to $3.4 million in the three months ended September 30, 2022. The decrease in income tax expense was primarily due to the decreased pre-tax impact of the gain on dilution in Sayona Mining for the same comparable period.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Revenue	$47,127	$—	$47,127	*
Costs of sales	23,363	—	23,363	*
Gross profit	23,764	—	23,764	*
Gross profit margin	50.4%	—%
Exploration and mine development costs	1,668	1,485	183	12.3%
Selling, general and administrative expenses	31,793	20,200	11,593	57.4%
Total operating expenses	33,461	21,685	11,776	54.3%
Loss from equity method investments	(1,565)	(6,547)	4,982	(76.1)%
Loss from operations	(11,262)	(28,232)	16,970	(60.1)%
Other income	18,045	29,583	(11,538)	(39.0)%
Income tax expense	3,170	3,422	(252)	(7.4)%
Net income (loss)	$3,613	$(2,071)	$5,684	(274.5%)
__________________________
* Not meaningful.

Revenue
Revenue was $47.1 million in the nine months ended September 30, 2023 from the sale of 29,011 dmt of spodumene concentrate from our purchase offtake agreement with NAL. We had no sales in the nine months ended September 30, 2022. The realized price per dmt was $1,624 for the nine months ended September 30, 2023. Realized price is the average estimated price, net of certain distribution and other fees, for approximate 5.3% Li2O grade, which includes referenced pricing data up to September 30, 2023, and is subject to final adjustment. The final adjusted price may be higher or lower than the average estimated realized price based future market price movements. We have estimated the final sales pricing based on expected market conditions and known quality measurements. Any adjustments to the sales price will be reflected in subsequent periods.
Gross Profit and Gross Profit Margin
Gross profit was $23.8 million and gross profit margin was 50.4%, in the nine months ended September 30, 2023. Gross profit and gross profit margin were driven by our preferential offtake supply agreement with NAL, which includes a price ceiling of $900 per dmt. Our realized cost of sales was $805 per dmt in the nine months ended September 30, 2023. Realized cost of sales is the average cost of sales including Piedmont’s offtake pricing agreement with NAL for the purchase of spodumene concentrate at a market price subject to a floor of $500 per metric ton and a ceiling of $900 per metric ton, with adjustments for product grade, freight, and insurance.
Exploration and Mine Development Costs
Exploration and mine development costs increased $0.2 million, or 12.3%, to $1.7 million in the nine months ended September 30, 2023 compared to $1.5 million in the nine months ended September 30, 2022. The change was primarily driven by an increase in exploration and engineering activities related to new project targets.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $11.6 million, or 57.4%, to $31.8 million in the nine months ended September 30, 2023 compared to $20.2 million in the nine months ended September 30, 2022. The increase in selling, general and administrative expenses was primarily due to increased professional fees, consulting fees and increased employee compensation costs related to the hiring of additional management and support staff at our headquarters in Belmont, North Carolina during 2023. Stock-based compensation expense included in selling, general and administrative expenses was $7.3 million and $2.5 million in the nine months ended September 30, 2023 and 2022, respectively.
Loss from Equity Method Investments
Loss from equity method investments decreased $5.0 million, or 76.1%, to $1.6 million in the nine months ended September 30, 2023 compared to $6.5 million in the nine months ended September 30, 2022. The loss reflects our proportionate share of the net loss resulting from our investments in Sayona Mining, Sayona Quebec, and Atlantic Lithium. The change was driven by a decrease in losses from Sayona Quebec, Sayona Mining and Atlantic Lithium of $2.6 million, $1.5 million, $0.9 million, respectively.
Other Income
Other income decreased $11.5 million, or 39.0%, to $18.0 million in the nine months ended September 30, 2023 compared to $29.6 million in the nine months ended September 30, 2022. The decrease was primarily due to our gain on dilution of equity method investments related to Sayona Mining of $15.2 million in the nine months ended September 30, 2023 compared to $29.4 million in the nine months ended September 30, 2022 which was partially offset by an increase in interest income of $2.6 million during the same comparable period.
Income Tax Expense
Income tax expense was $3.2 million in the nine months ended September 30, 2023 compared to income tax expense of $3.4 million in the nine months ended September 30, 2022. The decrease in income tax expense was primarily due to the decreased pre-tax impacts of the gain on dilution in Sayona Mining in the same comparable period.

Liquidity and Capital Resources
Overview
As of September 30, 2023, we had cash and cash equivalents of $94.5 million compared to $99.2 million as of December 31, 2022. As of September 30, 2023, the vast majority of our cash balances were held in the U.S. A significant portion of our cash balances are covered by FDIC insured limits.
During three months ended September 30, 2023, we generated $25 million in cash from operations as we collected cash from a customer associated with a sale during the quarter. Our predominant source of cash to date has been generated through equity financing from issuances of our common stock. In February 2023, we issued 1,096,535 shares of our common stock at $68.40 per share to LG Chem for $75 million. We received cash proceeds of $71.1 million, which is net of $3.9 million in share issuance costs associated with the private placement. As of September 30, 2023, we had $369.2 million remaining under our shelf registration statement, which expires on September 24, 2024.
Our primary uses of cash during the nine months ended September 30, 2023 consisted of: (i) purchases of real property and associated mining interests of $22.5 million and exploration and development expenditures of $2.4 million associated with Carolina Lithium; (ii) equity investments in Sayona Quebec mainly for the operational restart of NAL totaling $28.1 million; (iii) capital expenditures primarily related to engineering costs of $20.0 million for Tennessee Lithium; and (iv) advances to Atlantic Lithium primarily for exploration and evaluation activities related to our investment in Ewoyaa totaling $6.9 million.
As of September 30, 2023, we had working capital of $79.3 million and long-term debt of less than $0.1 million, net of the current portion of $0.2 million, related to seller financed debt, as discussed above.
Liquidity Outlook
In the fourth quarter of 2023, we expect to receive provisional payments from customers for the shipment of approximately 27,500 dmt of spodumene concentrate. We expect pricing for these shipments to be based on spot-market pricing and the cost to be based on a price ceiling of $900 per dmt in accordance with our offtake agreement with NAL. We expect to fund capital expenditures totaling $18.0 million to $22.0 million primarily for Tennessee Lithium and Carolina Lithium and investments in and advances to affiliates totaling $10.0 million to $14.0 million in the fourth quarter of 2023. Investments in and advances to affiliates include cash contributions to our equity method investees and cash advances to Atlantic Lithium for the Ewoyaa Project.
During the third quarter, we engaged advisors to support our funding strategy for the construction of Tennessee Lithium. In consultation with the DOE, we have decided to pursue an ATVM loan under the DOE’s Loan Programs Office rather than complete the previously announced $141.7 million grant under the Bipartisan Infrastructure Law. We expect that the ATVM loan, if awarded, would cover a significantly larger share of the capital required for the project, thereby strengthening the opportunity for strategic parties to partner with us on the project. We are also in the process of submitting an ATVM loan application for Carolina Lithium. Construction is not planned to commence for either Tennessee Lithium or Carolina Lithium until project financing has been finalized for the respective project.
We plan to meet our liquidity needs through available cash balances and operating cash flows. Our planned cash expenditures for the next twelve months primarily relate to: (i) continued cash advances in strategic investments including Ewoyaa; (ii) real property acquisition costs and engineering activities associated with Tennessee Lithium; (iii) real property and associated mineral rights acquisition costs and continued permitting, engineering, and testing activities associated with Carolina Lithium; and (iv) working capital requirements.
Currently, there are no plans for future cash distributions from any of our equity method investments.
As of September 30, 2023, we had entered into land acquisition contracts in North Carolina and Tennessee totaling $35.0 million, of which we expect to close and fund $10.7 million in the fourth quarter of 2023, $19.8 million in 2024, and $4.5 million in 2025. These amounts do not include closing costs such as attorneys’ fees, taxes, and commissions. We are not obligated to exercise our land option agreements, and we are able to cancel our land acquisition contracts, at our option with de minimis cancellation costs, during the contract due diligence period. Certain land option agreements and land acquisition contracts become binding upon commencement of construction for Carolina Lithium.

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
Cash Flows
The following table is a condensed schedule of cash flows provided as part of the discussion of liquidity and capital resources:

(in thousands)	Nine Months Ended September 30,
Net cash provided by (used in):	2023	2022
Operating activities	$5,403	$(22,041)
Investing activities	(80,473)	(45,794)
Financing activities	70,318	121,179
Net (decrease) increase in cash and cash equivalents	$(4,752)	$53,344
Cash Flows from Operating Activities
Operating activities provided $5.4 million and used $22.0 million in the nine months ended September 30, 2023 and 2022, respectively, resulting in an increase in cash provided by operating activities of $27.4 million. The increase was primarily due to an increase in net income of $19.6 million after adjusting for certain noncash items, including gain on dilution, loss from equity method investments, stock compensation expense, and deferred taxes. Also contributing to the increase was a $7.9 million decrease in working capital.
Cash Flows from Investing Activities
Investing activities used $80.5 million and $45.8 million in the nine months ended September 30, 2023 and 2022, respectively, resulting in an increase in cash used in investing activities of $34.7 million. The increase was primarily due to an increase in investments in affiliates of $14.6 million primarily relating to Sayona Quebec for additional investments to fund the NAL restart. Also contributing to the increase was increased capital expenditures of $19.6 million and $3.4 million for Tennessee Lithium and Carolina Lithium, respectively. These increases were partially offset by a decrease in cash advances to our strategic lithium projects of $3.0 million for exploration and evaluation activities related to phase 1 of Ewoyaa.
Cash Flows from Financing Activities
Financing activities provided $70.3 million and $121.2 million in the nine months ended September 30, 2023 and 2022, respectively, resulting in a decrease in cash provided of $50.9 million. The decrease in cash from financing activities was mainly due to a $51.1 million decrease in net cash proceeds from issuances of our common stock and cash exercises of stock options in the nine months ended September 30, 2023 compared to September 30, 2022 as well as an increase in payments to tax authorities for employee share-based compensation of $0.4 million. This decrease in cash provided was partially offset by a decrease in debt payments totaling $0.6 million.
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
Item 4.    Controls and Procedures.
Our management, under supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer and Principal Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2023. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2023, we implemented new controls over revenue transactions accounted for under ASC 606, Revenue from Contracts with Customers. There were no other changes in internal control over financial reporting identified in the evaluation for the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 12—Commitments and Contingencies of the unaudited consolidated financial statements contained in this report and is incorporated herein by reference.
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
The Company is dependent on a limited number of customers, which makes it vulnerable to the continued relationship with and financial health of those customers.
Two customers accounted for 100% of the Company’s sales in the three and nine months ended September 30, 2023. The Company’s future prospects may depend on the continued business of a limited number of key customers and on our continued status as a qualified supplier to such customers. The Company cannot guarantee that these key customers will continue to buy products from us at current levels. The loss of a key customer could have a material adverse effect on the Company’s unaudited consolidated financial statements.
Our long-term success depends on our ability to enter into and deliver product under offtake agreements.
We may encounter difficulty entering and fulfilling offtake agreements for our products. We may fail to deliver the product required by such agreements or may experience production costs in excess of the price to be paid to us under such agreements. Our current offtake agreements require us to deliver product meeting certain specifications, including quality thresholds related to chemical composition and grain size. Failure to meet these specifications could result in price adjustments, the rejection of deliveries or termination of the contracts. In addition, our supply agreements contain force majeure provisions allowing temporary suspension of performance by us or the customer during specified events beyond the control of the affected party. As a result of these issues, we may not achieve the revenue or profit we expect to achieve from our offtake agreements. As of the date of this filing, we have entered into two offtake agreements for our lithium products.
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
On February 16, 2023, we entered into a spodumene concentrate offtake agreement with LG Chem. The agreement commits us to sell 200,000 metric tons of spodumene concentrate from our offtake agreement with Sayona Quebec. The term of the agreement is four years, beginning in the third quarter of 2023 until the third quarter of 2027 or until we have delivered 200,000 metric tons of spodumene concentrate. Pricing is determined by a market-based mechanism.
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
Item 5.    OTHER INFORMATION.
On August 17, 2023, Keith Phillips, President and CEO, adopted a rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 30,000 shares of the Company’s common stock until November 29, 2024.
During the three months ended September 30, 2023, no other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

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

Piedmont Lithium Inc.
(Registrant)

Date: November 9, 2023	By:	/s/ Michael White
Michael White
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)