Form 10-K
period 2023-12-31
Piedmont Lithium Inc.
filed 2024-02-29
CIK 1728205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________
Commission File Number 001-38427
___________________________________________________________
Piedmont Lithium Inc.
(Exact name of Registrant as specified in its Charter)
_________________________________________________________________________________________

Delaware	36-4996461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
42 E Catawba Street Belmont, North Carolina	28012
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (704) 461-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.0001 par value per share	PLL	The Nasdaq Capital Market
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒
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
As of June 30, 2023, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (based on the closing price of the registrant's common shares on the Nasdaq Stock Market for June 30, 2023) was approximately $1,107,794,754. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.
As of February 23, 2024, there were 19,360,939 shares of the Registrant’s common stock outstanding.

GLOSSARY OF TERMS AND DEFINITIONS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

401(k) Plan	Piedmont Lithium 401(k) Plan
ADS	American depositary shares
Air Permit	Conditional Major Non-Title V Construction and Operating Air Permit
Annual Report	Annual Report on Form 10-K
ASC	Accounting Standards Codification
ASX	Australian Securities Exchange
Atlantic Lithium	Atlantic Lithium Limited
Atlantic Lithium Ghana	Atlantic Lithium’s Ghanaian-based lithium portfolio companies
ATVM	Advanced Technology Vehicles Manufacturing
Authier	Authier Lithium project
BAPE	Bureau d’Audiences Publiques Sur l’Environnement
Carolina Lithium	Carolina Lithium project
CDI	CHESS Depository Interest
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CIF	cost, insurance and freight
CODM	Chief Operating Decision Maker
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CWA	Clean Water Act
DAP	delivered at place
DEMLR	Department of Energy, Mineral and Land Resources
DFS	definitive feasibility study
dmt	dry metric ton
DOE	U.S. Department of Energy
EPA	U.S. Environmental Protection Agency
EPC	engineer, procure, and construct
ESG	environmental, social and governance
Ewoyaa	Ewoyaa Lithium project
Exchange Act	Securities Exchange Act of 1934
FCPA	U.S. Foreign Corrupt Practices Act
FDIC	Federal Deposit Insurance Corporation
FEED	front-end engineering and design
FOB	free on board
IRA	Inflation Reduction Act of 2022
JORC Code	2012 Edition of the Australasian Code for Reporting of Exploration Results, Mineral Resources and Ore Reserves
Killick Lithium	Killick Lithium Inc.
Lac Albert	Lac Albert Lithium project
LCE	lithium carbonate equivalent
LG Chem	LG Chem, Ltd.
Li2O	lithium oxide
LiOH·H2O	lithium hydroxide monohydrate
MIIF	Minerals Income Investment Fund of Ghana
Milestone PRAs	PRAs that could be earned based upon achievement of certain specified milestones
Moblan	Moblan Lithium project

Morella	Morella Corporation Limited
MT	million metric tons
NAL	North American Lithium Inc.
Nasdaq	Nasdaq Capital Market
NCDEQ	North Carolina Department of Environmental Quality
NCDOT	North Carolina Department of Transportation
NEPA	National Environmental Protection Act
PFS	prefeasibility study
Piedmont Australia	Piedmont Lithium Pty Ltd (formerly named Piedmont Lithium Limited)
PRAs	performance rights awards
Proxy Statement	definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be held on or about June 14, 2024
QP	Qualified Person, as defined in Regulation S-K, Subpart 1300, under the Securities Act of 1933, as amended
RCRA	Resource Conservation and Recovery Act
Ricca	Ricca Resources Limited
ROU	right-of-use
RSUs	restricted stock units
Sayona Mining	Sayona Mining Limited
Sayona Quebec	Sayona Quebec Inc.
SEC	Securities and Exchange Commission
SEH	safety, environment and health
S-K 1300	Regulation S-K, Subpart 1300, under the Securities Act of 1933, as amended
spodumene concentrate	spodumene concentrate or SC[X] where “X” represents the lithium content of the concentrate on an Li2O% basis
Stock Incentive Plan	Piedmont Lithium Inc. Stock Incentive Plan adopted by our board in March 2021
Tansim	Tansim Lithium project
TDEC	Tennessee Department of Environment and Conservation
Tennessee Lithium	Tennessee Lithium project
Title V Permit	Title V Prevention of Significant Deterioration Permit
TSR PRAs
PRAs related to market goals based on a comparison of the Company's total shareholder return relative to the total shareholder return of a pre-determined set of peer group companies for the performance periods

U.S.	United States of America
U.S. GAAP	U.S. generally accepted accounting principles
Vallée	Vallée Lithium project
Vinland Lithium	Vinland Lithium Inc.

Item 1.    BUSINESS
Overview
Piedmont Lithium Inc. (“Piedmont Lithium,” “we,” “us,” “our,” “Company”) is a U.S.-based, development-stage company advancing a multi-asset, integrated lithium business in support of a clean energy economy and U.S. and global energy security. We plan to supply lithium hydroxide to the electric vehicle and battery manufacturing supply chains in North America by processing spodumene concentrate produced from assets we own or in which we have an economic interest.
Our portfolio of wholly-owned projects includes Carolina Lithium, a proposed fully integrated spodumene ore-to-lithium hydroxide project in Gaston County, North Carolina, and Tennessee Lithium, a proposed merchant lithium hydroxide manufacturing plant in McMinn County, Tennessee. The balance of our project portfolio includes strategic investments in lithium assets in Quebec, Canada, including the now operating NAL mine; in Ghana, West Africa with Atlantic Lithium, including Ewoyaa; and in Newfoundland, Canada with Vinland Lithium, including the Killick Lithium project.
Piedmont Lithium is incorporated in the State of Delaware. We maintain executive offices at 42 E Catawba Street, Belmont, NC, 28012, and our telephone number is (704) 461-8000. Our website address is www.piedmontlithium.com. Shares of our common stock, par value $0.0001 per share, are traded on the Nasdaq under the symbol “PLL” and our CDIs, each representing 1/100th of a share of our common stock, are traded on the Australian Securities Exchange, also under the symbol “PLL.”
Foreign Currencies
Our consolidated financial statements have been presented in our reporting currency, U.S. dollars.
Gains and losses arising from translations or settlements of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency translation adjustments resulting from the change in functional currency are included in “Other comprehensive income (loss), net of tax,” and gains and losses resulting from foreign currency transactions are presented in “(Loss) gain from foreign exchange” in the consolidated financial statements.
Unless otherwise indicated, all references to “$” are to U.S. dollars, all references to “AUD” are to Australian dollars, all references to “CAD” are to Canadian dollars, and all references to “GBP” are to Pound Sterling.
Our Segment
We have one operating segment, which is also our reportable segment. Our Chief Operating Decision Maker, who is also our CEO, manages our operations on a consolidated basis for purposes of allocating resources.
Strategy
Our strategic goal is to become a leading producer of lithium hydroxide in North America, supplied by geographically diverse and sustainable spodumene assets. North American demand for large vehicles and the custom of driving relatively long distances, combined with automakers’ plans for and commitments to electric vehicle production, should continue to expand the demand for North American manufactured lithium hydroxide. We believe our global portfolio of hard rock lithium assets should support a level of estimated lithium hydroxide production that will dramatically increase current production of lithium hydroxide in the United States.
Our plan is to produce battery-grade lithium hydroxide from spodumene concentrate. We believe spodumene concentrate represents the lowest-risk and most commercially scalable raw material source for the production of lithium hydroxide. Within our production process, we expect to use the innovative Metso:Outotec Pressure Leach Technology as well as a number of manufacturing processes commonly used in the lithium industry today. We plan, as part of our sustainability goals within our overall ESG strategy, to develop our greenfield operations in North Carolina and Tennessee as two of the most sustainable lithium hydroxide production operations in the world.
Our portfolio of projects and strategic equity investments are being developed on a measured timeline to optimize both near-term cash flow and long-term value maximization. At production, we expect to have an estimated lithium hydroxide manufacturing capacity of 60,000 metric tons per year, as compared to the current total estimated U.S. lithium hydroxide production capacity of approximately 20,000 metric tons per year. In support of our strategy, we continue to evaluate opportunities to further expand our resource base and production capacity.

Developing an Integrated Lithium Production Business—Key Projects
Quebec
Piedmont Lithium owns an equity interest of 25% in Sayona Quebec, which owns full interests in the NAL, Authier, Tansim and Vallée properties. These projects are located in the Abitibi region of Quebec, Canada. Additionally, as of December 31, 2023, we owned an equity interest of approximately 12% in Sayona Mining, which owns 75% of Sayona Quebec. We also hold an offtake agreement with Sayona Quebec for the greater of 113,000 dmt per year or 50% of spodumene concentrate production at market prices, subject to a price floor of $500 per dmt and a price ceiling of $900 per dmt for 6.0% spodumene concentrate equivalent, on a life-of-mine basis.
NAL restarted production of spodumene concentrate in March 2023 and began delivering shipments in August 2023. From July 1, 2023, to December 31, 2023, NAL produced 65,723 dmt of spodumene concentrate, of which 43,200 dmt were delivered to Piedmont Lithium in accordance with our offtake agreement. We, in turn, shipped 43,200 dmt to our own customers whom we supply through offtake and purchase agreements, all of which contain market-based pricing mechanisms. A shipment of 13,104 dmt of spodumene concentrate was originally scheduled for late December 2023, but was delayed due to the effect of inclement weather on port logistics and did not ship until January 2024.
In October 2023, Sayona Mining provided a forecast for the one-year period July 1, 2023, through June 30, 2024, projecting production of 140,000 to 160,000 dmt and shipments of 160,000 to 180,000 dmt. This target assumes NAL reaches full production levels during the second quarter of 2024. NAL completed construction of its tailings storage facility in the first quarter of 2024 and plans to complete a new crushed-ore dome in the first half of 2024. The dome is expected to be key in achieving full run-rate production throughput at NAL, allowing for improved overall availability in the operation and resulting in meaningfully lower unit production costs.
In addition to spodumene mining and concentrate production, NAL’s complex also includes a partially completed lithium carbonate facility, which was developed by a prior operator of NAL. In the event both we and Sayona Mining decide to jointly construct and operate a lithium conversion plant through our jointly-owned entity, Sayona Quebec, then spodumene concentrate produced from NAL would be preferentially delivered to that conversion plant upon commencement of conversion operations. Any remaining spodumene concentrate not delivered to a jointly-owned conversion plant would first be delivered to Piedmont Lithium up to our offtake right and then to third parties.
In February 2024, we sold approximately 1,249.8 million shares of Sayona Mining for an average of $0.03 per share. The shares sold represented approximately 12% of Sayona Mining’s outstanding shares and resulted in approximately $41.4 million in net proceeds. The sale of these shares has no impact on Piedmont Lithium’s joint venture or offtake rights with Sayona Quebec. See Note 16—Subsequent Events to our Consolidated Financial Statements for additional information.
Ghana
As of December 31, 2023, we owned an equity interest of approximately 9% in Atlantic Lithium and have the ability to earn a 50% equity interest in Atlantic Lithium Ghana. Additionally, we hold an offtake agreement for 50% of annual production of spodumene concentrate from Ewoyaa at market prices on a life-of-mine basis, subject to our satisfaction of certain development cost requirements. Ewoyaa is Atlantic Lithium’s flagship project in the Cape Coast region of Ghana and located approximately 70 miles from a major port via a national highway. We anticipate the development of the Ewoyaa project to be key for delivering spodumene concentrate to our planned Tennessee Lithium plant for conversion into lithium hydroxide.
In October 2023, Atlantic Lithium announced that Ghana’s Ministry of Lands and Natural Resources granted a mining lease for Ewoyaa. The mining lease provides exclusive rights to carry out lithium mining and commercial production activities for an initial 15-year period and is renewable in accordance with Ghanaian legislation. The issuance of the mining lease is subject to ratification by the Ghanaian parliament, approval by the Environmental Protection Agency of Ghana, and other statutory requirements. The mining lease provides the Government of Ghana a 13% free-carried interest and a 10% royalty in Ewoyaa. A final investment decision for Ewoyaa is anticipated upon receipt of the mining lease ratification and all environmental permits required for the construction and operation of Ewoyaa. Piedmont Lithium currently estimates these milestones will be achieved by 2025.
In September 2023, Atlantic Lithium announced that the Minerals Income Investment Fund of Ghana plans to invest (1) $27.9 million to acquire a 6% stake in Ewoyaa and (2) $5 million in Atlantic Lithium’s common stock to help further, in part, the development of Ewoyaa. MIIF completed the $5 million investment in Atlantic Lithium’s common stock in January 2024. As part of these investments, MIIF intends to fund 6% of all future exploration and development costs within Atlantic Lithium Ghana. These funds are expected to equally reduce Piedmont Lithium’s and Atlantic Lithium’s capital expenditure contributions for Ewoyaa.
In August 2023, we exercised our option, subject to government approval, to acquire an initial 22.5% equity interest in Atlantic Lithium Ghana, which includes Ewoyaa. We expect to earn an additional 27.5% equity interest subject to funding the first $70 million of capital expenditures for Ewoyaa. Once our equity interests are acquired, and if both the mining lease is ratified and the agreement with MIIF is executed, Piedmont Lithium and Atlantic Lithium expect to each own 40.5% equity interest in Ewoyaa. As of December 31, 2023, we have not received any shares in Atlantic Lithium Ghana.
In February 2024, we sold 24.5 million shares of Atlantic Lithium, after which we retained shares representing approximately a 5% ownership interest. In connection with the sale of these shares, we no longer hold a board seat with Atlantic Lithium. See Note 16— Subsequent Events to our consolidated financial statements for additional information.
Carolina Lithium
Carolina Lithium is a development stage, hard rock lithium project located within the renowned Carolina Tin-Spodumene Belt of North Carolina and in close proximity to lithium markets. Carolina Lithium is expected to consist of a mining operation, a concentrator, and a lithium hydroxide conversion plant. In December 2021, we completed a DFS, inclusive of potential recovery of byproduct mineral resources, which estimated a project capital investment requirement of approximately $1 billion. The project is expected to produce 30,000 metric tons of lithium hydroxide per year at full capacity. Due to the expected quality of this hard rock lithium asset, integration of the operation, existing infrastructure, and proximity to lithium and byproduct markets, we believe Carolina Lithium will be one of the lowest cost lithium hydroxide manufacturing operations in the world.
We are currently engaged in permitting activities with state and local agencies for Carolina Lithium. In August 2021, we submitted a mining permit application to the NCDEQ’s DEMLR. Since our submission, we have responded to a series of additional information requests made by DEMLR. In February 2024, DEMLR issued their fourth Additional Information Request. We have 180 days in which to respond to this most recent information request. We estimate that we will submit our response by the end of the first quarter of 2024. A Prevention of Significant Deterioration – Title V Air Permit application has been submitted to the NCDEQ Division of Air Quality and was deemed complete in February 2023. Additionally, we continue to work with the North Carolina Division of Water Resources on our National Pollutant Discharge Elimination System permits for the site.
Our goal in 2024 is to obtain the necessary material state permits for Carolina Lithium. Thereafter, we expect to proceed with rezoning activities and anticipate construction to commence upon receipt of all required permits, rezoning, local approvals, and project financing activities.
Tennessee Lithium
Tennessee Lithium is a proposed merchant lithium hydroxide manufacturing plant located within McMinn County near Etowah, Tennessee. The plant is expected to produce 30,000 metric tons per year of lithium hydroxide, well surpassing the current estimated U.S. production capacity of 20,000 metric tons per year. The plant is expected to be one of the most sustainable lithium hydroxide operations in the world utilizing the innovative Metso:Outotec Pressure Leach Technology. Use of this technology is expected to reduce solid waste, create fewer emissions, lower carbon intensity, and improve capital and operating costs relative to incumbent technologies.
In July 2023, the Tennessee Department of Environment and Conservation issued a Conditional Major Non-Title V Construction and Operating Air Permit for Tennessee Lithium. As a result, we now have all material permits required to proceed with construction.
In 2023, we engaged advisors to support our funding strategy for the construction of Tennessee Lithium. In consultation with the DOE, we have decided to pursue an ATVM loan with the DOE’s Loan Programs Office, rather than complete the previously announced $141.7 million grant under the Bipartisan Infrastructure Law. The ATVM loan, if awarded, is expected to cover a significantly larger share of the capital required for the project, strengthening the opportunity for strategic parties to partner with us on the project. We expect the DOE and strategic funding processes to take several months to complete and is dependent on numerous factors, including prevailing market conditions.
In October 2023, we acquired a 132-acre disposal facility adjacent to the proposed Tennessee Lithium plant site for the purpose of disposing tailings from our operations if we do not establish a commercial plan to create value through the sale of this material. We maintain this facility in care and maintenance at this time. Additionally, we have entered into a purchase agreement to acquire an existing industrial facility in close proximity to our proposed Tennessee Lithium project site.

In December 2023, our option agreement to purchase the proposed site for Tennessee Lithium in the North Etowah Industrial Park in McMinn County, Tennessee expired. We are currently in discussions with county officials to extend the option.
Strengths
We believe that we are well-positioned to successfully execute our business strategies primarily due to our following competitive strengths:
•U.S.-based company—As a U.S. domiciled and listed company, Piedmont Lithium can benefit from U.S. policies aimed at supporting growth in the domestic battery supply chain and reducing reliance on foreign nations. These policies include the IRA’s Advanced Manufacturing Production Credit (Section 45X), which is available only to U.S. taxpayers and provides certain tax incentives for the production of applicable critical minerals. The IRA’s Clean Vehicle Tax Credit (Section 30D) for qualifying light electric vehicle purchases requires escalating usage of domestic critical minerals, which we expect to supply. These credits are in addition to the opportunities available through the DOE’s ATVM loan program.
•Revenue generation from NAL—We hold an offtake agreement with Sayona Quebec for the greater of 113,000 dmt per year or 50% of spodumene concentrate production from NAL at market prices, subject to a price floor of $500 per metric ton and a price ceiling of $900 per metric ton, on a life-of-mine basis. We, in turn, sell spodumene concentrate procured under our NAL offtake to Piedmont Lithium’s own customers at market-based prices. NAL remains a highly strategic asset as the only operating spodumene mine in all of North America.
•Scale and diversification of resources—We own or hold equity investments in three significant spodumene resources located in Quebec, Ghana, and North Carolina. Since January 2021, we have made investments in key spodumene resources and have established strategic partnerships with Sayona Mining and Atlantic Lithium. We continue to pursue opportunities to complement our business through additional acquisitions, joint ventures, strategic alliances, and investments.
•Advantageous locations and infrastructure—NAL is located in a well-established mining district within the Abitibi region of Quebec, Canada. The region provides access to infrastructure and is geopolitically advantageous. NAL is near the major mining town of Val-d’Or, Quebec, with access to rail, hydropower, and a skilled labor workforce. NAL has a partially completed lithium carbonate facility on site, which was developed by a previous operator. Ewoyaa is located in the Cape Coast region of Ghana with available power infrastructure nearby and direct highway access to Accra, which is approximately 60 miles from Ewoyaa. Ewoyaa also is approximately 70 miles from the deep-water Port of Takoradi, providing reasonable transport of spodumene concentrate as the feedstock for our planned Tennessee Lithium operation. Carolina Lithium is well situated in a historical lithium region within the developing “Battery Belt.” The area features access to road and rail infrastructure, a highly skilled labor force, low-cost and low-carbon sources of baseload grid power, and research and development centers for lithium manufacturing. Tennessee Lithium is expected to be located within the North Etowah Industrial Park in McMinn County, Tennessee. The region is home to a manufacturing workforce as well as power infrastructure, rail, highways, and nearby riverways.
•Strategic funding—We are evaluating a variety of funding options to support development objectives aimed at maintaining shareholder value in the capital markets. In February 2023, we received $75 million from LG Chem in exchange for common shares in Piedmont Lithium in conjunction with a multi-year spodumene concentrate offtake agreement. In October of 2022, we were selected for a $141.7 million grant from the DOE to support construction at our planned Tennessee Lithium project. However, in consultation with the DOE, we have decided to pursue an ATVM loan for Tennessee Lithium with the DOE’s Loan Programs Office, rather than complete the previously announced grant. We also intend to pursue ATVM loan funding for Carolina Lithium. The ATVM loans, if awarded, are expected to cover a significant share of the capital required for each project, thereby strengthening the opportunity for strategic parties at each project. Strategic partnerships, offtake prepayments, mineral royalties, and other opportunities are being considered to support the development of our projects and equity investments.
•Greenfield opportunities—Carolina Lithium and Tennessee Lithium are being designed as new operations, which offer the opportunity to leverage modern technologies, systems, and procedures. We expect to utilize the innovative Metso:Outotec Pressure Leach Technology to convert spodumene concentrate to lithium hydroxide at both U.S. projects. This technology is expected to provide a relative advantage in capital and operating costs and supports our ESG strategy to create a more sustainable operating profile as compared to other hard rock lithium conversion methods.
•Highly experienced management team—Our leadership team includes professionals with core skills and experience in management, operations, sales, and marketing of lithium manufacturing. The team has broad backgrounds and a long history of acquiring, developing, financing, and operating mining, energy, lithium, and chemical projects.

Marketing, Sales, and Principal Markets
We have a strategic partnership with Ion Carbon & Mineral, LLC to form Pronto Minerals, LLC for the purpose of marketing and selling byproducts, specifically quartz, feldspar, and mica, produced by our proposed Carolina Lithium project. We continue to explore potential strategic partnership and sales, offtake, and marketing agreements that will benefit the development of the Company’s assets as well as the U.S. electric vehicle supply chain.
Customers
On January 2, 2023, we entered into an amended offtake agreement with Tesla, Inc. to supply 125,000 dmt of spodumene concentrate from NAL. The term of the agreement is three years, beginning on January 2, 2023, through the end of 2025. Pricing is determined by a market-based mechanism. The three-year term can be extended for an additional three years upon mutual agreement.
On February 16, 2023, we entered into a spodumene concentrate offtake agreement with LG Chem. In the contract, we agree to sell 200,000 dmt of spodumene concentrate from our NAL offtake agreement. The term of the agreement expires four years from the date of first shipment, or upon the delivery 200,000 dmt. Pricing is determined by a market-based mechanism.
In addition to our offtake customers, we have entered into a series of purchase agreements with a major international trading company to facilitate individual sales. These purchase agreements provided for the delivery of spodumene concentrate on an FOB vessel basis (Incoterms 2020) and included a partial prepayment convention.
Competition and Market Barriers
We compete with other mineral and chemical processing companies in connection with the acquisition of suitable exploration properties and the engagement of qualified personnel. Many of our competitors possess greater financial resources and technical facilities than Piedmont Lithium. Although we aspire to be a leading lithium hydroxide producer in North America, the lithium mining and chemical industries are fragmented. We are one of many participants in these sectors. Many of our competitors, as compared to us, have been in business longer, have established more strategic partnerships and relationships, and have greater financial accessibility.
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
If we identify lithium mineralization that is determined to be of economic grade and in sufficient quantity to justify production, additional capital would be required to develop, mine, and sell such production. Our strategic partners, in which we have equity investments, face similar challenges as discussed above.
Government Regulations
Overview
Exploration and development activities for our projects are subject to extensive laws and regulations, which are overseen and enforced by multiple U.S. federal, state, and local authorities as well as foreign jurisdictions. These applicable laws govern exploration, development, production, exports, various taxes, labor standards, occupational and mine health and safety, waste disposal, protection and remediation of the environment, protection of endangered and protected species, and other matters. Various permits from government bodies are required for drilling, mining, or manufacturing operations to be undertaken, and we cannot be assured such permits will be received. Environmental laws and regulations may also, in addition to other requirements;
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
Compliance with environmental laws and regulations may impose substantial costs on us, subject us to significant potential liabilities, and have an adverse effect on our capital expenditures, results of operations, and competitive position. Violations and liabilities with respect to these laws and regulations could result in significant administrative, civil, and criminal penalties, remedial clean-ups, natural resource damages, permit modifications and/or revocations, operational interruptions and/or shutdowns, and other liabilities, as well as reputational harm, including damage to our relationships with customers, suppliers, investors, governments and other stakeholders. The costs of remedying such conditions may be significant, and remediation obligations could adversely affect our business, results of operations, and financial condition. Federal, state, and local legislative bodies and agencies frequently revise environmental laws and regulations, and any changes in these regulations, or the interpretations thereof, could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations. As of the date of this Annual Report, other than with respect to the permitting activities of Carolina Lithium and Tennessee Lithium, we have not been required to spend material amounts on compliance regarding environmental regulations.
Permits
Obtaining and renewing governmental permits are complex and time-consuming processes and involves numerous jurisdictions, public hearings, and possibly costly undertakings. The timeliness and success of permitting efforts are contingent upon many variables not within our control, including the interpretation of permit approval requirements administered by the applicable permitting authority. We may not be able to obtain or renew permits that are necessary for our planned operations, or the cost and time required to obtain or renew such permits may exceed our expectations. Any unexpected delays or costs associated with the permitting process could delay the exploration, development and/or operation of our projects. For additional information, refer to Part I, Item 1A, “Risk Factors—We will be required to obtain governmental permits in order to conduct development and mining operations, a process that is often costly and time-consuming. There is no certainty that all necessary permits and approvals for our planned operations will be granted.”
Carolina Lithium
In November 2019, we were granted a CWA Section 404 Standard Individual Permit from the U.S. Army Corps of Engineers for our integrated Carolina Lithium project. We received an updated preliminary jurisdictional determination in March 2022 based on updated footprint of the integrated site.
In July 2022, we received an updated Clean Water Act Section 401 Individual Water Quality Certificate from the NCDEQ Division of Water Resources for our Carolina Lithium project.
In August 2021, we submitted a mining permit application to the NCDEQ’s DEMLR. Since our submission, we have responded to a series of additional information requests made by DEMLR. On February 9, 2024, DEMLR issued their fourth Additional Information Request. We have 180 days to respond to this latest information request.
In September 2021, the Gaston County Board of Commissioners updated its Unified Development Ordinance which, in part, defines operational requirements for new mines and quarries in the county and provides the parameters for the requisite conditional district zoning. At this time, we remain in pre-application consultation with Gaston County staff members and have not submitted a conditional district rezoning application.
We hold a Synthetic Minor Construction and Operation Permit issued by the NCDEQ’s Division of Air Quality for our property in Kings Mountain, NC. In June 2022, we submitted an application to modify the received air permit to incorporate the use of Metso:Outotec’s Pressure Leach Technology. Our application is currently on hold as further refinements to the process are being made.
In January 2022, we submitted a determination request to NCDEQ’s Division of Air Quality in connection with Carolina Lithium. In March 2022, we received a response to this request informing us that Carolina Lithium would require a Title V Permit. In August 2022, we submitted our Title V Permit application, which was deemed complete in February 2023, and is subject to ongoing review.

In January 2022, we received guidance that Carolina Lithium was not eligible for a North Carolina General Stormwater Permit. After further evaluation and testing, it was determined that the site would be covered by a National Pollutant Discharge Elimination System permit. In December 2022, we submitted applications to the NCDEQ Division of Water Resources for two permits, one covering the mine and concentration operations, and one covering the lithium hydroxide conversion plant. Both permit applications are currently under review. In June 2023, we received an additional information request for both permits. We continue to work with the Division of Water Resources to provide thorough responses for these additional information requests.
Exploration and evaluation activities for our Carolina Lithium project included drilling, which is authorized under a general permit initially approved in 2017 by the NCDEQ and updated in April 2019, October 2019, and June 2021. We have reclamation obligations under this permit, requiring us to reclaim all disturbed drill pads and temporary roads to the approximate original contours, including the seeding of grass and straw to stabilize any disturbances. Generally, we are required to affect such reclamation within 14 days following drilling. We have concluded that this cost of reclamation obligations is immaterial.
We may be required to obtain additional permits and approvals for Carolina Lithium including, but not limited to, a municipal wastewater permit by the City of Gastonia Wastewater Treatment, a road abandonment approved by the NCDOT and Gaston County under North Carolina General Statute 136-63, an encroachment permit for an at-grade rail crossing issued by the NCDOT, various driveway permits issued by the NCDOT, a Gaston County Watershed Permit approved by the Gaston County Planning Department, various building permits approved by the Gaston County Planning Department, explosives permits approved by the U.S. Bureau of Alcohol, Tobacco, and Firearms, and hazardous chemical permits issued by Gaston County Fire Officials.
Tennessee Lithium
In July 2023, the TDEC issued a Conditional Major Non-Title V Construction and Operating Air Permit for Tennessee Lithium. As a result, we have now obtained all material permits required to begin construction. Prior to operation, additional permits for our Tennessee Lithium project will be required, including, but not limited to, a municipal wastewater permit by Etowah Utilities, various driveway permits issued by McMinn County, and waste disposal permits. The building permit process will include design reviews by the McMinn County Economic Development Authority.
In October 2023, we purchased a 132 acre disposal facility adjacent to the proposed Tennessee Lithium plant site for the placement of inert tailings produced as part of the innovative alkaline pressure leach process. We currently hold a Solid Waste Disposal Permit for this disposal facility.
U.S. Federal Legal Framework
Carolina Lithium and Tennessee Lithium will be required to comply with applicable environmental protection laws and regulations and licensing and permitting requirements. The material environmental, health, and safety laws and regulations that we must comply with include, among others, the following U.S. federal laws and regulations:
•NEPA, which requires careful evaluation of the environmental impacts of mining and lithium manufacturing operations that require federal approvals;
•Clean Air Act and its amendments, which governs air emissions;
•CWA, which governs discharges to and excavations within the waters of the U.S.;
•RCRA, which governs the management of solid waste;
•CERCLA, which imposes liability where hazardous substances have been released into the environment (commonly known as Superfund); and
•Federal Mine Safety and Health Act, which established the primary safety and health standards regarding working conditions of employees engaged in mining, related operations, and preparation and milling of the minerals extracted, as well as the Occupation Safety and Health Act, which regulates the protection of the health and safety of workers in lithium manufacturing operations.
Our operations will also be subject to state environmental laws and regulations, including, but not limited to, laws and regulations related to the reclamation of mined lands, which may require reclamation bonds to be acquired prior to the commencement of mining operations and may require substantial financial guarantees to cover the cost of future reclamation activities.

Solid and Hazardous Waste
RCRA, and comparable state statutes, affect our operations by imposing regulations on the generation, transportation, treatment, storage, disposal, and cleanup of hazardous wastes and on the disposal of non-hazardous wastes. Under the auspices of the EPA, individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements.
In addition, CERCLA can impose joint and several liability without regard to fault or legality of conduct on classes of persons who are statutorily responsible for the release of a hazardous substance into the environment. These persons can include the current and former owners, lessees, or operators of a site where a release occurs, and anyone who disposes or arranges for the disposal of a hazardous substance. Under CERCLA, such persons may be subject to strict, joint, and several liability for the entire cost of cleaning up hazardous substances that have been released into the environment and for other costs, including response costs, alternative water supplies, damage to natural resources and for the costs of certain health studies. Moreover, it is not uncommon for neighboring landowners, workers, and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the indoor or outdoor environment. Each state also has environmental cleanup laws analogous to CERCLA. Hazardous wastes may have been previously handled, disposed of, or released on or under properties currently or formerly owned or leased by us or on or under other locations to which we sent waste for disposal. These properties and any materials disposed or released on them may subject us to liability under CERCLA, RCRA, and analogous state laws. Under such laws, we could be required to remove or remediate disposed wastes or property contamination, contribute to remediation costs, and perform remedial activities to prevent future environmental harm.
Air Emissions
The federal Clean Air Act and comparable state laws restrict the emission of air pollutants from numerous sources through the issuance of permits and the imposition of other requirements. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements. Air pollution regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain air permits, and comply with stringent permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay our operations, and we may be required to incur capital expenditures for air pollution control equipment or other air emissions related obligations. Administrative enforcement actions for failure to strictly comply with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification, or operation of certain air emission sources.
Clean Water Act
The CWA imposes restrictions and strict controls regarding the pollution of protected waters, including mineral processing wastes, into waters of the U.S., a term broadly defined to include, among other things, certain wetlands. Permits must be obtained to discharge pollutants into federal waters. The CWA provides for civil, criminal, and administrative penalties for unauthorized discharges, both routine and accidental, of pollutants. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal, and administrative penalties, and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that require permits to discharge storm water runoff, including discharges associated with construction activities. In the event of an unauthorized discharge of waste, we may be liable for penalties and costs.
Pursuant to these laws and regulations, we may also be required to develop and implement spill prevention, control, and countermeasure plans in connection with on-site storage of significant quantities of oil. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. The CWA also prohibits the discharge of fill materials to regulated waters, including wetlands, without a permit from the U.S. Army Corps of Engineers.
In May 2015, the EPA issued a final rule that attempted to clarify the federal jurisdictional reach over waters of the U.S. The EPA repealed this rule in September 2019 and replaced it in April 2020 with the Navigable Water Protection Rule, which narrowed federal jurisdictional reach relative to the 2015 rule. The repeal and replacement of the 2015 rule is currently subject to litigation, and the scope of the jurisdictional reach of the CWA may, therefore, remain uncertain for several years, with a patchwork of legal guidelines applicable to various states potentially developing. We could incur increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas to the extent they are required.

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
Endangered Species Act
The federal Endangered Species Act restricts activities that may affect endangered and threatened species or their habitats. Some of our operations may be located in areas that are designated as habitats for endangered or threatened species. A critical habitat designation could result in further material restrictions to federal and private land use and could delay or prohibit land access or development. The U.S. Fish and Wildlife Service continues its effort to make listing decisions and critical habitat designations where necessary. To date, the Endangered Species Act has not had a significant impact on our operations. However, the designation of previously unprotected species as being endangered or threatened could cause us to incur additional costs or become subject to operating restrictions in areas where the species are known to exist.
Foreign Legal Framework
Our projects with Sayona Mining, Atlantic Lithium, and Vinland Lithium are required to comply with all environmental laws and regulations in Quebec, Canada, Ghana, West Africa, and Newfoundland, Canada, respectively.
U.S. Foreign Corrupt Practices Act
The U.S. Foreign Corrupt Practices Act generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment and requires companies to maintain appropriate record-keeping and internal accounting practices to accurately reflect the transactions of the company. The FCPA applies to companies, individual directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for actions taken by agents or local partners or representatives. If we or our intermediaries fail to comply with the requirements of the FCPA or the anti-corruption laws of other countries, governmental authorities in the U.S. or other countries could seek to impose civil and criminal penalties, which could have a material adverse effect on our business.
Human Capital Management
Our employees are driven by our core values:
•Teamwork. We work collaboratively in a transparent manner with all stakeholders.
•Optimism. We believe in a better future and see opportunities to improve our communities and the world.
•Pride. We are proud of our people, our mission, our commitment to safety, environment, health, and the delivery of our products, and our support of the clean energy economy.
•Innovation. We continuously look for creative ways to improve our business and the solutions we offer customers.
•Care. We understand the inherent worth and dignity of all people and care deeply about our team members, our neighbors, and our impact on the environment.
By living our core values every day, we are working to create a culture of excellence that inspires our employees to achieve their full potential and drive the success of our organization.
Employees
As of December 31, 2023, we had 63 employees, all of which were located in the U.S. with the exception of two, who were located in Canada. None of our employees are subject to any union or collective bargaining agreement. We believe that we have a good relationship with our employees.

Contractors
We rely on specialized skills and knowledge to be able to gather, interpret and process geological and geophysical data; successfully permit, design, build, and operate production facilities; and engage in additional activities required as part of the mine-to-lithium hydroxide process. We have employed, and expect to continue to employ, a strategy of contracting consultants and other service providers who have specialized skills and knowledge to supplement the skills and knowledge of our permanent workforce to undertake our lithium operations effectively.
Safety, Environment, and Health
SEH is a cornerstone of Piedmont Lithium. Our commitment to the health and welfare of every person involved in our projects is built into every aspect of our organization and is engrained in our company’s culture. We endeavor to implement safety programs and develop risk management processes covering our project activities to promote a behavior-based safety culture, ensure compliance with applicable environmental regulations and international standards, and raise environmental awareness among our employees and partners. Our SEH vision is to conduct operations with safety and the environment as a top priority. We work to promote the “Piedmont Promise,” which recognizes our obligation to our employees, neighbors, stakeholders, and the communities in which we live, work, and play.
Diversity, Equity, and Inclusion

Diversity, equity, and inclusion are embedded in our values and integrated into our strategies. Our Business Code of Conduct and Ethics commits us to fair treatment and non-discrimination. Our policy is to treat each employee and job applicant without regard to race, color, age, sex, religion, national origin, citizenship, sexual orientation, gender identity, ancestry, veteran status, or any other category protected by law. We believe in allocating resources and establishing, in an equitable manner, policies and procedures that are fair, impartial, and just. We believe that we will become better and achieve growth by intentionally creating a culture through acquiring and retaining a diverse workforce. We recognize it takes unique gifts, talents, varied perspectives, backgrounds, and experiences to deliver innovative, high-quality products and services. To provide a diverse and inclusive workplace, we focus our efforts on creating a culture where all employees can contribute their skills and talents and be themselves. In furtherance of that mission, we adopted a DEI policy in 2023 to establish clear guidelines and expectations for promoting diversity, equity, and inclusion within our organization.
Compensation and Benefits
Our compensation and benefits program is designed to attract and retain talented employees in the industry by offering competitive compensation and benefits. We use a combination of fixed and variable compensation, which includes base salary, incentive bonuses with pay for performance elements, and merit increases. As part of our long-term incentive plan for executive management and certain key employees, we provide long-term equity awards tied to the value of our stock price, some of which are performance based and time based. Additionally, all employees are eligible for an annual discretionary cash bonus and a long-term equity grant. We are focused on the health and wellness of our employees. As such, we offer eligible employees comprehensive medical plans, dental and vision coverage, short-term and long-term disability insurance, term life insurance, flexible work schedules, an employee assistance program, remote and hybrid work options, paid time off, new parent leave, and a 401(k) plan with employer-matching contributions.
Commitment to Values and Ethics
In connection with our core values, we act in accordance with our Code of Business Conduct and Ethics, which requires a commitment from employees, officers, and directors of Piedmont Lithium to conduct business honestly and ethically. This code discusses the responsibility that team members have to each other, the Company, stakeholders, our customers, and communities in which we operate. We have an anonymous hotline for employees to call in the event of ethical concerns or suspected instances of misconduct.
Protecting the Rights of Workers
We are an Equal Opportunity Employer committed to providing our employees with a safe, non-discriminatory work environment that promotes open and honest communication and embraces dignity, respect, and diversity in all aspects of its business operations. We expect our partners, suppliers, and contractors to uphold these same commitments. We maintain policies designed to support the elimination of all forms of forced labor including prison labor, forcibly indentured labor, bonded labor, slavery, and servitude. We condemn all forms of child exploitation. We do not recruit child labor, and we support the standard covering the prohibition on child labor in accordance with the International Labor Organization Minimum Age Convention. We support laws enacted to prevent and punish the crime of sexual exploitation of children, and we will cooperate fully with law enforcement authorities in these matters. We will work with our partners at Atlantic Lithium, Sayona Mining, and Vinland Lithium to ensure appropriate policies are in place within the businesses and projects in which we have invested.
Anti-Human Trafficking
We are committed to a work environment that is free from human trafficking and slavery, which includes forced labor and unlawful child labor. We will not tolerate or condone human trafficking or slavery in any part of our global organization.
Human Rights and Relationships with Indigenous People
We are committed to respecting human rights and providing a positive contribution in the communities where we operate and plan to operate. We expect our partners, suppliers, and contractors to uphold the same commitment. We respect the cultures, customs, and values of people in the communities where we operate and plan to operate and take into account their needs, concerns, and aspirations.
Equal Opportunity and Zero Discrimination
We recognize, respect, and embrace the cultural differences found in the worldwide marketplace. Our goal is to attract, develop, promote, and retain the best people from all cultures and segments of the population, based on ability. We maintain a policy of zero tolerance for discrimination or harassment of any kind. We have implemented policies regarding the reporting and investigation of discrimination, harassment, sexual harassment, retaliation, and abusive behavior and provide our employees training to foster full compliance with our policies.
Community Involvement
We are committed to making a measurable impact in the communities in which we operate and have project investments through our charitable giving. In December 2021, we created Piedmont Lithium Foundation – Power for Life, Inc., to provide scholarships to science, technology, engineering and mathematics students and financial support to our schools and communities.
We have devoted tremendous time and effort to engaging community stakeholders regarding Carolina Lithium and have begun similar engagement with stakeholders surrounding Tennessee Lithium.
Through in-person meetings, phone calls, social media, and information shared with the media via press releases and interviews, we work to keep the community residents and local businesses informed of our plans and activities. Our goal is to develop relationships with residents near the sites of Carolina Lithium and Tennessee Lithium and communicate our commitment to responsibly developing two of the world’s most sustainable lithium hydroxide operations. Further, we are committed to working with our investment partners, Sayona Mining, Atlantic Lithium, and Vinland Lithium, all of whom have several mechanisms in place for engaging with local communities regarding their projects, including addressing concerns and sharing information about employment opportunities.
Sustainability
We are committed to contributing to the transition to a net zero carbon world and the creation of a clean energy economy in North America through the products we sell and the way we produce products, operate our business, and work with our customers, vendors, and stakeholders. We are evaluating our emission profiles in a pre-operational state while establishing systems and tools to allow us to manage data easily and efficiently as we continue to grow.
We released our inaugural sustainability report in June 2023, affirming our commitment to being a responsible, respectful steward of the planet, people, and the communities where we plan to operate our wholly-owned projects, Carolina Lithium and Tennessee Lithium. A copy of our sustainability report can be found under the “Sustainability” tab of our website: www.piedmontlithium.com. The information on our website, including, without limitation, the information in our inaugural sustainability report, should not be deemed incorporated by reference into this Annual Report on Form 10-K or otherwise “filed” for purposes of Section 18 of the Exchange Act, as amended, or otherwise subject to the liabilities of that section.

Governance
Audit Committee
The primary responsibilities of our Audit Committee are to monitor the integrity of our consolidated financial statements, the independence and qualifications of our independent auditors, the performance of our accounting staff and independent auditors, our compliance with legal and regulatory requirements, supervising our cybersecurity policies, and the effectiveness of our internal controls. The Audit Committee is responsible for selecting, retaining (subject to stockholder approval), evaluating, setting the compensation of, and if appropriate, recommending the termination of our independent auditors.
Leadership and Compensation Committee
The primary purpose of our Leadership and Compensation Committee is to assist our Board in discharging its responsibilities related to the compensation of the Company’s executive officers and directors and overseeing the Company’s overall compensation philosophy, policies, and programs.
Nominating and Corporate Governance Committee
The primary purpose of our Nominating and Corporate Governance Committee is to identify individuals qualified to become members of the Company’s Board, make recommendations on candidates for election at the annual meeting of stockholders, and perform a leadership role in shaping the Company’s corporate governance, including the implementation of our ESG principles. The Nominating and Corporate Governance Committee is responsible for preparing the report required by the SEC for the Company’s annual proxy statement.
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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Our Annual Report contains forward-looking statements that involve risks and uncertainties and includes statistical data, market data and other industry data and forecasts, which we obtained from market research, publicly available information and independent industry publications and reports that we believe to be reliable sources.
Certain information included or incorporated by reference in our Annual Report may be deemed to be “forward-looking statements” within the meaning of applicable securities laws. Such forward-looking statements concern our anticipated results and progress of our operations in future periods, planned exploration and development of our properties, and plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable, and assumptions of management. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “expect,” “estimate,” “may,” “might,” “will,” “could,” “can,” “shall,” “should,” “would,” “leading,” “objective,” “intend,” “contemplate,” “design,” “predict,” “potential,” “plan,” “target” and similar expressions are generally intended to identify forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements. Forward-looking statements in our Annual Report include, but are not limited to, statements with respect to risks related to:
•our limited operating history in the lithium industry;
•our status as a development stage issuer, including our ability to identify lithium mineralization and achieve commercial lithium production;
•our reliance on the management teams of our equity method investments;
•mining, exploration and mine construction, if warranted, on our properties, including timing and uncertainties related to acquiring and maintaining mining, exploration, environmental and other licenses, permits, zoning, rezoning, access rights or approvals in Gaston County, North Carolina (including the Carolina Lithium project, as defined above), McMinn County,

Tennessee (including the Tennessee Lithium project, as defined above), the Provinces of Quebec and Newfoundland and Labrador, Canada and Ghana, West Africa as well as properties that we may acquire or obtain an equity interest in the future;
•our ability to achieve and maintain profitability and to develop positive cash flows from our mining and processing activities;
•our exposure to cybersecurity threats and attacks;
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
•recruiting, training, developing, and retaining employees, including our senior management team;
•possible defects in title of our properties;
•compliance with government regulations;
•environmental liabilities and reclamation costs;
•our operations being further disrupted and our financial results being adversely affected by public health threats, including the novel COVID-19 pandemic;
•estimates of and volatility in lithium prices or demand for lithium;
•our common stock price and trading volume volatility; and
•our failure to successfully execute our growth strategy, including any delays in our planned future growth.
All forward-looking statements reflect our beliefs and assumptions based on information available at the time the assumption was made. These forward-looking statements are not based on historical facts but rather on management’s expectations regarding future activities, results of operations, performance, future capital and other expenditures, including the amount, nature and sources of funding thereof, competitive advantages, business prospects, and opportunities. By its nature, forward-looking information involves numerous assumptions, inherent risks and uncertainties, both general and specific, known and unknown, that contribute to the possibility that the predictions, forecasts, projections, or other forward-looking statements will not occur. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated, or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the securities laws of the U.S., we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in our Annual Report by the foregoing cautionary statements.
CAUTIONARY NOTE REGARDING DISCLOSURE OF MINERAL PROPERTIES
We are subject to the periodic reporting requirements of both U.S. and Australian securities laws with respect to mining matters. In the U.S., we are governed by the Exchange Act, including S-K 1300 thereunder. In Australia, we are governed by the JORC Code. Both sets of reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported but may at times embody different approaches or definitions.
On October 21, 2021, we announced an inaugural mineral resources estimate for our Carolina Lithium project. On December 14, 2021, we announced the completion of a DFS for our Carolina Lithium project, which included an initial estimation of mineral reserves. These estimates of mineral resources and mineral reserves are compatible with both S-K 1300 and JORC Code. A technical report summary with respect to our estimated mineral reserves was filed as an exhibit to our Transition Report on Form 10-KT for the period ending December 31, 2021. This technical report summary was amended to include certain information as required by S-K 1300. The amended technical report summary dated April 20, 2023, is included as Exhibit 96.1 and incorporated by reference to Exhibit 96.3 to our Annual Report on Form 10-K/A for the year ended December 31, 2022. Additionally, S-K 1300-compliant technical report summaries with respect to our estimated mineral resources and mineral reserves at Ewoyaa, NAL, and Authier are attached as Exhibits 96.2, 96.3, and 96.4, respectively, of this Annual Report.
Item 1A.    RISK FACTORS.
You should carefully consider the risks, as described below, together with all the other information in our Annual Report. If any of the following risks occur, our business, financial condition, and results of operations could be seriously harmed, and you could lose all or part of your investment. Further, if we fail to meet the expectations of the public market in any given period, the market price of our common stock could decline. We operate in a competitive environment that involves significant risks and uncertainties, some of which are outside of our control. If any of these risks actually occurs, our business and financial condition could suffer, and the price of our stock could decline. We caution you that the risks, uncertainties and other factors referred to below and elsewhere in our Annual Report may not contain all the risks, uncertainties, and other factors that may affect our future results and operations. Our future results and operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present a material risk. It is not possible for our management to predict all risks.
Business Risks
Our future performance is difficult to evaluate because we have a limited operating history in the lithium industry.
We began to implement our current business strategy in the lithium industry in 2016. Until the third quarter of 2023, we had yet to realize any revenues from the sale of lithium, and our operating cash flow needs have been financed primarily through issuances of common stock and not through cash flows derived from our operations. As a result, we have limited historical financial and operating information available to help you evaluate our performance.
There is no guarantee that our development will result in the commercial extraction of mineral deposits.
We are engaged in the business of exploring and developing mineral properties with the intention of locating economic deposits of minerals. We have declared mineral reserves on our development stage properties; however, we have yet to begin commercial extraction of minerals on these properties. Accordingly, we cannot assure you that we will realize profits in the medium to long term. Further, we cannot assure you that any of our property interests can be commercially mined or that our ongoing exploration programs will result in profitable commercial mining operations. The exploration and development of mineral deposits involve a high degree of financial risk over a significant period of time, which may or may not be reduced or eliminated through a combination of careful evaluation, experience, and skilled management. While discovery of additional ore-bearing deposits may result in substantial rewards, few properties that are explored are ultimately developed into producing mines. Major expenses may be required to construct mining and processing facilities and to establish additional reserves. The profitability of our operations will be, in part, directly related to the cost and success of our exploration and development programs, which may be affected by a number of factors. Additional expenditures are required to construct, complete, and install mining and processing facilities in those properties that are actually mined and developed.
Our exploration and development projects have no operating history upon which to base estimates of future operating costs and capital requirements. Exploration project items, such as any future estimates of reserves, metal recoveries, or cash operating costs will, to a large extent, be based upon the interpretation of geologic data, obtained from a limited number of drill holes and other sampling techniques as well as future feasibility studies. Actual operating costs and economic returns of any and all exploration projects may materially differ from the costs and returns estimated, and accordingly, our financial condition, results of operations, and cash flows may be negatively affected.
We do not control our equity method investments.
We apply the equity method of accounting to investments when we have the ability to exercise significant influence over the operational decision-making authority and financial policies of the investee but we do not exercise control. Our equity method investees are governed by their own board of directors, whose members have fiduciary duties to the investees’ shareholders. While we have certain rights to appoint representatives to the investees’ boards of directors, the interests of the investees’ shareholders may not align with our interests or the interests of our shareholders and strategic and contractual disputes may arise.
We are generally dependent on the management team of our investees to operate and control such projects or businesses. While we may exert influence pursuant to our positions, as applicable, on the boards of directors and through certain limited governance or oversight roles, such influence may be limited. The management teams of our investees may not have the level of experience, technical expertise, human resources, management, and other attributes necessary to operate their projects or businesses optimally, and they may not share our business priorities, including, but not limited to, those priorities that relate to desired production levels. This could have a material adverse effect on the value of such investments as well as our growth, business, financial condition, results of operations, and prospects.
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
Our level of profitability, if any, in future years will depend to a great degree on lithium prices and whether our exploration-stage properties can be brought into production. Exploration and development of lithium resources are highly speculative in nature, and it is impossible to ensure that current and future exploration programs and/or feasibility studies on our existing properties will establish reserves. Whether it will be economically feasible to extract lithium depends on a number of factors, including, but not limited to: the particular attributes of the deposit such as size, grade, and proximity to infrastructure; lithium prices; mining, processing and transportation costs; the willingness of lenders and investors to provide project financing; labor costs and possible labor strikes; and governmental regulations, including, without limitation, regulations related to prices, taxes, royalties, land tenure, land use, importing and exporting materials, foreign exchange, environmental protection, employment, worker safety, transportation, and reclamation and closure obligations. We could be adversely affected by a failure to complete our plant construction projects on time or on budget, and a substantial delay in the progress of construction due to adverse weather, work stoppages, shortages of materials, non-issuances of permits, nonperformance of suppliers or contractors, or other factors could result in a material increase in the overall cost of such projects. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us receiving an inadequate return on invested capital. In addition, we are subject to the risks normally encountered in the mining industry, such as:
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
The nature of these risks is such that liabilities could exceed any applicable insurance policy limits or could be excluded from coverage. There are also risks against which we cannot insure or we may elect not to insure. The potential costs, which could be associated with any liabilities not covered by insurance or in excess of insurance coverage, or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting our future earnings, competitive position, and potentially our financial viability.

Our long-term success will depend ultimately on our ability to generate revenues, achieve and maintain profitability, and develop positive cash flows from our mining activities.
Our ability to recover carrying values of our assets, acquire additional lithium projects, continue with exploration, development, commissioning, and mining, and manufacture lithium hydroxide, ultimately depends on our ability to generate revenues, achieve and maintain profitability, and generate positive cash flow from our operations. The economic viability of our future mining activities has many risks and uncertainties including, but not limited to;
•a significant, prolonged decrease in the market price of lithium or lithium hydroxide;
•difficulty in marketing and/or selling lithium or lithium hydroxide;
•significantly higher than expected capital costs to construct our mine or production facilities;
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
We are concurrently overseeing the advancement of several major lithium projects, including Carolina Lithium, which is in the development planning stage, and Tennessee Lithium, which completed all FEED activities in 2023. Work to advance these projects requires the dedication of considerable time and resources by us and our management team. The advancement of several major resource projects concurrently brings with it the associated risk of strains on managerial, human, and other resources. Our ability to successfully manage each of these processes will depend on a number of factors, including, but not limited to, our ability to manage competing demands on time and other resources, financial or otherwise, and successfully retain personnel and recruit new personnel to support our growth and the advancement of our projects.
Our plan is to produce battery-grade lithium hydroxide from spodumene concentrate at Carolina Lithium and Tennessee Lithium using the innovative Metso:Outotec Pressure Leach Technology as well as a number of processes commonly used in the lithium industry today. We may encounter difficulties or unforeseen expenditures in integrating new, unproven technologies.
It is common for a new mining operation to experience unexpected costs, problems, and delays during construction, commissioning, and mine start-up. Most mining projects suffer delays during these periods due to numerous factors, including the factors listed above. Any of these factors could result in changes to economic returns or cash flow estimates of the project or have other negative impacts on our financial position. There is no assurance that our projects will commence commercial production on schedule, or at all, or will result in profitable mining operations. If we are unable to develop our projects into a commercial operating mine, our business and financial condition will be materially adversely affected. Moreover, even if the feasibility study continues to support a commercially viable project, there are many additional factors that could impact the project’s development, including terms and availability of financing, cost overruns, litigation or administrative appeals concerning the project, delays in development, and any permitting changes, among other factors.
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
We may encounter difficulty entering and fulfilling offtake agreements for our products. We may fail to deliver the product required by such agreements or may experience production costs in excess of the price to be paid to us under such agreements. Failure to meet these specifications could result in price adjustments, the rejection of deliveries, or termination of the contracts. Our supply agreements contain force majeure provisions allowing temporary suspension of performance by us or the customer during specified events beyond the control of the affected party. As a result of these issues, we may not achieve the revenue or profit we expect to achieve from our offtake agreements. As of the date of this filing, we have entered into two offtake agreements for our lithium products.
On January 2, 2023, we entered into an amended offtake agreement with Tesla, Inc. to provide spodumene concentrate from NAL in Quebec. The agreement commits us to sell 125,000 dmt of spodumene concentrate from our offtake agreement with Sayona Quebec. The term of the agreement is three years, from January of 2023 until the end of 2025, and pricing is determined by a market-based mechanism. The three-year term can be extended for an additional three years upon mutual agreement.
On February 16, 2023, we entered into a spodumene concentrate offtake agreement with LG Chem, which commits us to sell 200,000 dmt of spodumene concentrate from our offtake agreement with Sayona Quebec. The term of the agreement is four years, beginning in the third quarter of 2023 until the third quarter of 2027 or until we have delivered 200,000 dmt of spodumene concentrate. Pricing is determined by a market-based mechanism.
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
We may continue to incur operating and investing net cash outflows associated with, but not limited to, maintaining and acquiring exploration properties, undertaking ongoing exploration activities, the development of our planned Carolina Lithium and Tennessee Lithium projects, and our funding obligations to develop the assets of our joint ventures with Sayona Mining, including NAL, and Atlantic Lithium’s Ewoyaa project. As a result, we rely on access to capital markets as a source of funding for our capital and operating requirements. We will require additional capital to meet our liquidity needs related to expenses for our various corporate activities, including costs related to our status as a publicly traded company, funding of our ongoing operations, exploring and defining lithium mineralization, and establishing any future mining or lithium manufacturing operations. We cannot assure you that such additional funding will be available to us on satisfactory terms, or at all.
To finance our future ongoing operations and future capital needs, we may require additional funds through the issuance of additional equity or debt securities. Depending on the type and terms of any financing we pursue, stockholders’ rights and the value of their investment in our common stock could be reduced. Any additional equity financing will dilute shareholdings. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock could be negatively impacted. New or additional debt financing, if available, may involve restrictions on financing and operating activities. In addition, if we issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of stockholders until the debt is paid. Interest on such debt securities would increase costs and negatively impact operating results.
We have a shelf registration statement on file with the SEC to provide us with capacity to publicly offer common stock, preferred stock, warrants, debt, convertible or exchangeable securities, depositary shares, or units, or any combination thereof. We may, from time to time, raise capital under our shelf registration statement in amounts, at prices, and on terms to be announced when and if any securities are offered. As of December 31, 2023, we had $369.2 million remaining under our shelf registration statement, which expires on September 24, 2024.
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
As part of our business strategy, we may pursue additional acquisitions of complementary businesses or assets or seek to enter into joint ventures. We may pursue strategic alliances, such as our Sayona Mining, Atlantic Lithium, and Vinland Lithium investments, in an effort to leverage our existing operations and industry experience, increase our product offerings, expand our distribution, and make investments in other companies.
The success of any acquisitions, joint ventures, strategic alliances, or investments, including our Sayona Quebec, Atlantic Lithium, and Vinland Lithium investments, will depend on our ability to identify, negotiate, complete and, in the case of acquisitions, integrate those transactions and, if necessary, obtain satisfactory debt or equity financing to fund those transactions. We may not realize the anticipated benefits of any acquisition, joint venture, strategic alliance or investment. We may not be able to integrate acquisitions successfully into our existing business, maintain the key business relationships of businesses we acquire, or retain key personnel of an acquired business. We could assume unknown or contingent liabilities or incur unanticipated expenses. Integration of acquired companies or businesses also may require management resources that otherwise would be available for ongoing development of our existing business. Any acquisitions or investments made by us could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. If we choose to issue equity as consideration for any acquisition, our stockholders may experience dilution.

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
Members of our management team possess significant experience and have previously carried out or been exposed to exploration, development, and production activities. However, we have a limited operating history with respect to lithium projects and our ability to achieve our objectives depends on the ability of our directors, officers, and management to implement current plans and respond to any unforeseen circumstances that require changes to those plans. The execution of our exploration, development, and production plans will place demands on us and our management. Thus, our ability to recruit and assimilate new personnel will be critical to our performance. We will be required to recruit additional personnel and to train, motivate, and manage employees. Failure to meet these requirements may adversely affect our plans.
Lawsuits may be filed against us and an adverse ruling in any such lawsuit may adversely affect our business, financial condition, or liquidity or the market price of our common stock.
We may become involved in, named as a party to, or be the subject of various legal proceedings, including regulatory proceedings, tax proceedings, and legal actions related to personal injuries, property damage, property taxes, land rights, the environment, and contract disputes. For additional information, refer to Part I, Item 3, “Legal Proceedings.”
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
Title to the majority of our properties for Carolina Lithium are derived from option agreements with local landowners in North Carolina, which upon exercise, allow us to purchase, or in certain cases, long-term lease the real property and associated mineral rights from the local landowners. If we exercise the option to purchase a property, we will pay cash consideration, approximating the fair market value of the real property, excluding the value of any minerals, plus a premium based on a negotiated fixed price or percentage premium. If we exercise the option for a long-term lease, we will pay annual advanced royalty payments per acre. Some landowners also retain a production royalty payable on production of ore from the property.
The ownership and title to unpatented mining claims and concessions are often uncertain and may be contested. We may not have, or may not be able to obtain, all necessary rights to develop a property. Although we have obtained title opinions with respect to certain of our properties and have taken reasonable measures to ensure proper title to our properties, there is no guarantee that title to any of our properties will not be challenged or impugned. Title insurance is generally not available for mineral properties and our ability to ensure that we have obtained clear title to individual mineral properties or mining concessions may be severely constrained. Our mineral properties may be subject to prior unregistered agreements, transfers, or claims, and title may be affected by, among other things, undetected defects. We may incur significant costs related to defending the title to our properties. A successful claim contesting our title to a property may cause us to compensate other persons or perhaps reduce our interest in the affected property or lose our rights to explore and develop that property. This could result in our not being compensated for our prior expenditures related to the property. In any such case, the investigation and resolution of title issues would divert our management’s time from ongoing exploration and, if warranted, development programs. Any impairment or defect in title could negatively affect us.
Our directors and officers may be in a position of conflict of interest.
Some of our directors and officers currently serve as directors and officers of other companies involved in natural resource exploration, development, and production, and any of our directors and officers may serve in such positions in the future. As of the date of this Annual Report, none of our directors or officers serves as an officer or director of a lithium exploration, development, or producing company nor possess a conflict of interests with our business, other than as follows: (i) pursuant to our agreements related to our Sayona Mining investment, Keith Phillips, our President and Chief Executive Officer, was appointed as a board member of Sayona Quebec, (ii) pursuant to our agreements related to our Atlantic Lithium investment, Patrick Brindle, our Executive Vice President and Chief Operating Officer, was appointed as a board member of Atlantic Lithium, a position he resigned from in 2024 upon Piedmont Lithium’s shareholding in Atlantic Lithium falling below the threshold required to appoint a director, and (iii) pursuant to our agreements related to our Vinland Lithium investment, Mr. Brindle was appointed as a board member of Vinland Lithium. However, there exists the possibility that they may be in a position of conflict of interest in the future. Any decision made by such persons involving us will be made in accordance with their duties and obligations to deal fairly and in good faith with us and such other companies. In addition, any such directors and officers will declare, and refrain from voting on, any matter in which such directors and officers may have a material interest.
In order to manage our growth effectively and support our future operations, we expect to improve our financial and operations systems.
To manage our growth and support our future manufacturing operations, we will periodically upgrade our operational and financial systems and procedures. This requires management time and may result in significant expense. We cannot be certain that we will institute in a timely or efficient manner, or at all, the improvements to our managerial, operational, and financial systems and procedures necessary to support our anticipated increased levels of operations. Problems associated with, or disruptions resulting from, any improvement or expansion of our operational and financial systems could adversely affect our relationships with our suppliers and customers, inhibit our ability to expand or take advantage of market opportunities, cause harm to our reputation, result in errors in our financial and other reporting, and adversely affect our ability to maintain an effective internal control environment and meet our external reporting obligations, any of which could harm our business and operating results and affect our stock price.
There is no assurance we will secure a loan from the Department of Energy’s Loan Programs Office.
We were previously selected to receive a $141.7 million grant under the Bipartisan Infrastructure Law to advance Tennessee Lithium; however, as our detailed engineering plans evolved and inflation across the capital equipment sector has grown, we decided to pivot away from the DOE grant to pursue an ATVM loan through the DOE’s Loan Programs Office. Similarly, we previously received a conditional invitation to due diligence for an ATVM loan for our Carolina Lithium project. As our Carolina Lithium project has not yet met the conditional criteria for the Loan Programs Office to start due diligence, we withdrew our application in 2023 with the intention to resubmit an application at a future date.
We are currently in the pre-application stage of the ATVM loan process for both Carolina Lithium and Tennessee Lithium. If and when we submit an application for an ATVM loan, the Loan Programs Office must make a finding that Carolina Lithium or Tennessee Lithium is both eligible and meets the viability thresholds specified under law. Thereafter, our application becomes subject to both preliminary and advanced-stage due diligence and the negotiation of preliminary terms and conditions. Should the Loan Programs Office issue a conditional commitment letter for either project, and should we satisfy all conditions precedent and requirements specified in the letter, we would become eligible to enter into a final loan agreement. Upon closing, the loan would remain subject to certain restrictive covenants and financial reporting requirements set forth in the final loan agreement. As a result, there can be no assurance that we will secure such loan from the DOE for either project within the expected timeframe, on terms that are acceptable to the Company, or at all.
The Company is dependent on a limited number of customers, which makes it vulnerable to the continued relationship with and financial health of those customers.
Three customers have accounted for 100% of our sales as of the date of this Annual Report. The Company’s future prospects may depend on the continued business of a limited number of key customers and on our continued status as a qualified supplier to such customers. The Company cannot guarantee that these key customers will continue to buy products from us at current levels. The loss of a key customer could have a material adverse effect on our business, financial condition, and results of operations.
If we are required to register as an investment company, we will be subject to a significant regulatory burden and our results of operations will suffer.
We are an operating company and believe we are not subject to regulation as an investment company under the U.S. Investment Company Act of 1940, as amended. However, if we were required to register as an investment company, our ability to use debt would be substantially reduced, and we would be subject to significant additional disclosure obligations and restrictions on our operational activities. Because of the additional requirements imposed on an investment company with regard to the distribution of earnings, operational activities and the use of debt, in addition to increased expenditures due to additional reporting responsibilities, our cash available for investments would be reduced. The additional expenses would reduce income. These factors would adversely affect our business, financial condition, and the results of operations and cash flows.
Regulatory and Industry Risks
We will be required to obtain governmental permits and approvals in order to conduct development and mining operations, a process that is often costly and time-consuming. There is no certainty that all necessary permits and approvals for our planned operations will be granted.
We are required to obtain and renew governmental permits and approvals for our exploration and development activities, and prior to mining any mineralization we discover, we will be required to obtain additional governmental permits and approvals that we do not currently possess. Obtaining and renewing any of these governmental permits is a complex, time-consuming, and uncertain process involving numerous jurisdictions, public hearings, and possibly costly undertakings. The timeliness and success of permitting efforts are contingent upon many variables not within our control, including the interpretation of approval requirements administered by the applicable governmental authority.
We may not be able to obtain or renew permits or approvals that are necessary to our planned operations, or we may discover that the cost and time required to obtain or renew such permits and approvals exceeds our expectations. Any unexpected delays, costs or conditions associated with the governmental approval process could delay our planned exploration, development, and mining operations, which in turn could materially adversely affect our prospects, revenues, and profitability. In addition, our prospects may be adversely affected by the revocation or suspension of permits or by changes in the scope or conditions to use of any permits obtained.
For example, in addition to the permits that we have been issued to date, we are required to obtain other permits and approvals before construction or operations of Carolina Lithium, including approvals related to zoning, rezoning, mining, mineral concentration, and chemical manufacturing. Such permits include a state mining permit that would be issued by the North Carolina DEMLR, an air permit that would be issued by the Division of Air Quality and rezoning that would be approved by the Gaston County Board of Commissioners. The following permits have been submitted for Carolina Lithium: (i) Mine Permit to DEMLR on August 30, 2021, (ii) Prevention of Significant Deterioration Title V Air Permit to the Division of Air Quality on August 31, 2022, and (iii) National Pollutant Discharge Elimination System permits to the NCDEQ Division of Water Resources on December 28, 2022.
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
Certain members of the Gaston County Board have indicated opposition to granting the approvals necessary for Carolina Lithium. In September 2021, the Gaston County Board approved updates to the Gaston County Unified Development Ordinance, which in part, established certain operating limitations for new mines and quarries within the county and provides the parameters for requisite Conditional District zoning. While we have initiated a dialog with the Gaston County Board, we are unable to predict the duration, scope, result, or related costs or conditions associated with the Boards’ review, nor can we assure you that we will be successful in obtaining required local approvals.
Tennessee Lithium is being designed as a lithium hydroxide manufacturing facility in the City of Etowah, McMinn County, Tennessee. Similar to Carolina Lithium, we are required to obtain governmental permits and approvals prior to constructing and operating Tennessee Lithium. In July 2023, we received our Air Permit from TDEC, which was the final material permit necessary to commence construction given our previous receipt of our Construction Stormwater Permit in April 2023. In addition to the Air Permit and Construction Stormwater Permit, we will need to obtain additional permits including a municipal wastewater permit from the City of Etowah as well as permits for post construction stormwater controls.
Lithium and lithium byproduct prices are subject to unpredictable fluctuations which may greatly affect the value of our investment in our lithium assets and our ability to develop them successfully.
The prices of lithium and lithium byproducts may fluctuate widely and are affected by numerous factors beyond our control, including international, economic, and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global and regional consumptive patterns, speculative activities, increased production due to new extraction developments and improved extraction and production methods and technological changes in the markets for the end products. The effect of these factors on the prices of lithium and lithium byproducts, and therefore the economic viability of any of our exploration, development, and operational properties, cannot be accurately predicted and could have dramatic effects on the results of our operations and our ability to execute our business plan.
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
We may not be able to effectively mitigate pricing risks for our products. Depressed pricing for our products will affect the level of revenues expected to be generated by us, which, in turn, could affect our value, share price and the potential value of our assets. There can be no assurance that the price of lithium products will be such that it can be produced at a profit.
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
Tennessee Lithium will be dependent upon the sourcing of spodumene concentrate to produce lithium hydroxide. We intend to provide spodumene concentrate to Tennessee Lithium from our international assets, primarily Ewoyaa in Ghana. While we do not have reason to believe that spodumene concentrate from Ewoyaa would not be available, we expect there to be options available for exploring alternative sources to feed Tennessee Lithium, if needed. However, we cannot guarantee our ability to source spodumene concentrate, and our inability to do so would negatively impact our ability to produce lithium hydroxide in Tennessee and could have an adverse effect on our business, results of our operations, and our financial condition.

Compliance with environmental regulations and litigation based on environmental regulations could require significant expenditures.
Environmental regulations mandate, among other things, the maintenance of air and water quality standards, land development, and land reclamation, and set forth limitations on the generation, transportation, storage, and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for mining companies and their officers, directors, and employees. In connection with our current exploration activities or in connection with our prior mining operations, we may incur environmental costs that could have a material adverse effect on the financial condition and results of our operations. Any failure to remedy an environmental problem could require us to suspend operations or enter into interim compliance measures pending completion of the required remedy.
Moreover, governmental authorities and private parties may bring lawsuits based upon damage to property and injury to persons resulting from the environmental, health, and safety impacts of prior and current operations, including operations conducted by other mining companies many years ago at sites located on properties that we currently own or formerly owned. These lawsuits could lead to the imposition of substantial fines, remediation costs, penalties, and other civil and criminal sanctions as well as reputational harm, including damage to our relationships with customers, suppliers, investors, governments, or other stakeholders. Such laws, regulations, enforcement, or private claims may have a material adverse effect on our financial condition, results of operations, or cash flows.

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
Our operations may be further disrupted, and our financial results may continue to be adversely affected by the COVID-19 pandemic.
The COVID-19 pandemic, or a similar public health crisis, has the potential to continue to pose a material risk to our business and operations. If a significant portion of our workforce or consultants become unable to work or travel to our operations due to illness or state or federal government restrictions, we may be forced to reduce or suspend our exploration and development activities.
Although significant progress has been made in the development and distribution of vaccines, the future scope and duration of COVID-19’s impact may be difficult to assess or predict, and the virus has the potential to continue to negatively impact global economic conditions, which, in turn, could adversely affect our business, results of operations and financial condition. In addition, a recession or market correction resulting from a rise in COVID-19 infections could materially affect our business and the value of our common stock.
Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.
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
The market price of our common stock may be highly volatile and subject to wide fluctuations. For instance, from January 1, 2023, through February 15, 2024, the closing price of our common stock on Nasdaq ranged from as high as $73.46 to as low as $12.38. In addition, the trading volume of our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares of our common stock at or above the purchase price, if at all. We cannot assure you that the market price of our common stock will not fluctuate or significantly decline in the future.
Some specific factors that could negatively affect the price of our common stock or result in fluctuations in the price and trading volume include:
•actual or expected fluctuations in our prospects or operating results;
•changes in the demand for, or market price of lithium, lithium hydroxide, or lithium-ion batteries;
•additions to or departures of our key personnel;
•changes or proposed changes in laws and regulations;
•changes in trading volume of our common stock on Nasdaq or the ASX;
•sales or perceived potential sales of our common stock by us, our directors, senior management, or our stockholders in the future;
•announcement or expectation of additional financing efforts;
•conditions in the financial markets or changes in general economic and political conditions and events, including repercussions from the war in Ukraine and the escalating conflict in the Middle East;
•market conditions or investor sentiment in the broader stock market, or in our industry in particular;
•introduction of new products and services by us or our competitors;
•issuance of new or changed securities analysts’ reports or recommendations;
•litigation and governmental investigations; and
•changes in investor perception of our market position based on third-party information.
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
Our common stock is publicly traded on the ASX in the form of CDIs. As a result, we must comply with the ASX Listing Rules. We have policies and procedures that we believe are designed to provide reasonable assurance of our compliance with the ASX Listing Rules. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent non-compliance, we could be subject to liability, fines, and lawsuits. These laws, regulations, and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased selling, general and administrative expenses and a diversion of management’s time and attention from growth and revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations, and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.
Some provisions of Delaware law and our certificate of incorporation and bylaws may deter third parties from acquiring us or limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our certificate of incorporation and bylaws provide for, among other things:
•a staggered board and restrictions on the ability of our stockholders to fill a vacancy on our Board;
•the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
•advance notice requirements for stockholder proposals;
•a requirement that, except as otherwise provided for or fixed with respect to actions required or permitted to be taken by holders of preferred stock, no action that is required or permitted to be taken by the stockholders may be affected by consent of stockholders in lieu of a meeting of stockholders;
•permit the Board to establish the number of directors;
•a provision that the Board is expressly authorized to adopt, amend, or repeal our amended and restated bylaws;
•a provision that stockholders can remove directors only for cause and only upon the approval of not less than 66 2/3% of all outstanding shares of our voting stock;
•a requirement that the approval of not less than 66 2/3% of all outstanding shares of our voting stock to adopt, amend, or repeal certain provisions of our bylaws and certificate of incorporation; and
•limit the jurisdictions in which certain stockholder litigation may be brought.
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
We have not declared any dividends during the years ended December 31, 2023, or 2022, the six months ended December 31, 2021, or for the year ended June 30, 2021, and do not anticipate that we will do so in the foreseeable future. We currently intend to retain future earnings, if any, to finance the development of our business. Dividends, if any, on our outstanding shares of common stock will be declared by and subject to the discretion of the Board on the basis of our earnings, financial requirements, and other relevant factors. As a result, a return on your investment will only occur if our common stock price appreciates. We cannot assure you that our common stock will appreciate in value or even maintain the price at which you purchase shares of our common stock. You may not realize a return on your investment in our common stock, and you may even lose your entire investment in our common stock. Therefore, you should not rely on an investment in our common stock as a source for any future dividend income.

If U.S. securities or industry analysts do not publish research reports about our business, or if they issue an adverse opinion about our business, the market price and trading volume of our common stock could decline.
The trading market for our common stock will be influenced by the research and reports that U.S. securities or industry analysts publish about us and our business. Securities and industry analysts may discontinue research on us, to the extent such coverage currently exists, or in other cases, may never publish research on us. If no, or too few, U.S. securities or industry analysts commence coverage of our Company, the trading price for our common stock would likely be negatively affected. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the market price of our common stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our price and trading volume to decline. In addition, research and reports that Australian securities or industry analysts publish about us, our business, or our common stock may impact the market price of our common stock.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could depress the market price of our common stock. We have filed a registration statement registering under the Securities Act the shares of our common stock reserved for issuance under our Stock Incentive Plan, including shares issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Further, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt or equity securities. If we issue common stock or securities convertible into our common stock, our common stockholders would experience additional dilution, and as a result, the price of our common stock may decline.
Item 1B.    UNRESOLVED STAFF COMMENTS.
Not Applicable.
Item 1C.     CYBERSECURITY.
Cybersecurity Risk Management and Strategy
We recognize the importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. As a result, we have integrated cybersecurity risk management into our broader risk management framework to promote a holistic approach toward assessing, identifying, and managing material risks associated with cybersecurity threats. This integration ensures that cybersecurity considerations are an integral part of the decision-making processes at every level of our organization.
Recognizing the complexity and evolving nature of cybersecurity threats, we have partnered with third-party cybersecurity agencies to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our cybersecurity partners work to continuously scan and monitor our networks for threats and vulnerabilities and provide access to a 24/7 incident response team. Further, through our partnerships, we conduct annual security risk assessments, which are designed in alignment with the National Institute of Standards and Technology Cybersecurity Framework and perform annual penetration tests and breach and attack simulations to validate security controls. These partnerships are actively managed by members of our management team, together with our information technology department, to ensure effective implementation.

Additionally, to best position Piedmont Lithium to avoid cybersecurity incidents, we, among other things, conduct employee trainings and, where appropriate, utilize a coordinated procurement process to bring consistency, compliance, and interoperability to the hardware, software, and services we obtain from vendors and other business partners. This coordinated procurement process includes, in addition to other safeguards, review by our information technology and legal departments to address any security concerns before any vendor or business partner is granted access to our information systems.
As of the date of this Annual Report, we have not identified risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. While we continually work to safeguard the information systems we use, and the proprietary, confidential and personal information residing therein, and mitigate potential risks, there can be no assurance that such actions will be sufficient to prevent cybersecurity incidents or mitigate all potential risks to such systems, networks and data or those of our third-party providers. For additional information, refer to Part I, Item 1A, “Risk Factors—Our business is subject to cybersecurity risks.”
Governance
Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management team. Our Audit Committee is responsible for the Board-level oversight of risks from cybersecurity threats. Members of our Audit Committee receive updates from our management team regarding Company practices, programs, and other developments related to cybersecurity throughout the year, including quarterly updates from our Chief Legal Officer on cyber threats and our cybersecurity risk management and strategy program. Our Audit Committee is comprised of Board members with diverse expertise, including risk management and strategy, equipping each member to oversee cybersecurity risks effectively.
We maintain a Cybersecurity Incident Response Team composed of professionals across various functions, including information technology, legal, finance, accounting, and risk. This team is trained in managing cybersecurity incidents and is comprised of individuals with experience in various roles involving information technology, including, security, auditing, compliance, systems, and programming.
Item 2.    PROPERTIES.
We lease our corporate headquarters in Belmont, North Carolina and lease additional office space in Cherryville, North Carolina. We own and lease properties in Gaston County, North Carolina, primarily for the principal use of current development activities for Carolina Lithium. We expect to further our principal use to include mining, development and production of lithium hydroxide and other lithium products and byproducts.
In August 2022, in connection with Tennessee Lithium, we signed an option to purchase land contract with the Industrial Development Board of the County of McMinn and the McMinn County of Economic Development Authority. In December 2023, this option agreement expired. We are currently in discussions with county officials to extend the option and have no ownership in the property at this time. The property is located in the North Etowah Industrial Park in the City of Etowah in McMinn County, Tennessee, which is approximately 62 miles southwest of Knoxville, Tennessee and 60 miles northeast of Chattanooga, Tennessee. If purchased, the property would be the site for our planned lithium hydroxide conversion plant as well as local office space. In October 2023, we purchased a 132-acre disposal facility adjacent to the proposed Tennessee Lithium plant site for the placement of inert tailings produced as part of the innovative alkaline pressure leach process. We currently hold a Solid Waste Disposal Permit for this disposal facility. In addition, we agreed to acquire a large industrial complex in close proximity to the Tennessee Lithium plant site and continue to work toward property closing.

Mineral Properties
The below table discloses, as of December 31, 2023, our relevant mineral properties categorized as wholly-owned, owned through direct investment, and owned through indirect investment only. We classify our mineral properties into three categories: “Production Properties,” “Development Properties,” and “Exploration Properties.” Production Properties are properties with material extraction of mineral reserves. Development Properties are properties that have mineral reserves disclosed but no material extraction. Exploration Properties are properties that have no mineral reserves disclosed. We currently categorize both Carolina Lithium and NAL as material individual properties under S-K 1300 and provide additional details accordingly under “Individual Material Properties.” For a discussion of our non-material properties associated with our equity method investments, see “Equity Method Investment Projects” and “Equity Method Investment Properties.”

	Property	Location	Effective Ownership at 12/31/2023	Mineral/Extraction Type	Operator	Stage
Wholly-owned	Carolina Lithium	North Carolina	100%	Lithium/ Hard rock	Piedmont Lithium Inc.	Development
Effective Ownership Through Direct Investment	Ewoyaa (1)	Ghana	9%	Lithium/ Hard rock	Atlantic Lithium	Development
	NAL (2)	Quebec	34%	Lithium/ Hard rock	Sayona Quebec	Production
	Authier (2)	Quebec	34%	Lithium/ Hard rock	Sayona Quebec	Development
	Tansim (2)	Quebec	34%	Lithium/ Hard rock	Sayona Quebec	Exploration
	Vallée (2)	Quebec	34%	Lithium/ Hard rock	Sayona Quebec	Exploration
	Killick Lithium (3)	Newfoundland	20%	Lithium/ Hard rock	Sokoman Minerals and Benton Resources	Exploration
Effective Ownership Through Indirect Investment	Moblan (4)	Quebec	7%	Lithium/ Hard rock	Sayona Mining	Exploration
	Lac Albert (5)	Quebec	12%	Lithium/ Hard rock	Sayona Mining	Exploration
	Troilus Claims (5)	Quebec	12%	Lithium/ Hard rock	Sayona Mining	Exploration
	Kimberly Graphite (5)	Western Australia	12%	Graphite/ Hard rock	Sayona Mining	Exploration
	Pilbara Gold Tenements (5)	Western Australia	12%	Gold/ Hard rock	Sayona Mining	Exploration
	Pilbara Lithium Tenements (6)	Western Australia	6%	Lithium/ Hard rock	Sayona Mining	Exploration
__________________________
(1)As of December 31, 2023, we owned an equity interest of approximately 9% in Atlantic Lithium. Atlantic Lithium owns a 100% ownership in Atlantic Lithium Ghana, which owns the Ewoyaa project. In August 2021, we entered into a project agreement with Atlantic Lithium, whereby we can acquire a 50% equity interest in Atlantic Lithium Ghana. In August 2023, we made the election to receive our initial 22.5% equity interest in Atlantic Lithium Ghana and currently await regulatory approvals of our ownership. Accordingly, as of the December 31, 2023, our effective ownership of the Ewoyaa project remained at approximately 9%. For additional information, please refer to “Equity Method Investment Projects - Atlantic Lithium” below in this Item 2.
(2)As of December 31, 2023, we owned an equity interest of approximately 12% in Sayona Mining, who owns a 75% interest in Sayona Quebec. We own the remaining 25% in Sayona Quebec. Sayona Quebec owns 100% of NAL, Authier, Tansim, and Vallée. The effective ownership displayed regarding Vallée does not include our interest in the property claims being jointly developed with Jourdan Resources Inc. Accordingly, as of December 31, 2023, our effective ownership for each was approximately 34%. For additional information, please refer to “Equity Method Investment Projects - Sayona Mining” below in this Item 2. In February 2024, we sold our 12% interest in Sayona Mining.
(3)As of December 31, 2023, we owned an equity interest of 19.9% in Vinland Lithium. Vinland Lithium owns a 100% interest in Killick Lithium. We have entered into an earn-in agreement with Vinland Lithium to acquire up to a 62.5% equity interest in Killick Lithium through staged-investments. As of December 31, 2023, we have not earned any additional interest in the Killick Lithium. Accordingly, our effective ownership in Killick Lithium is 19.9%. For additional information, please refer to “Equity Method Investment Projects - Vinland” below in this Item 2.
(4)As of December 31, 2023, we owned an equity interest of approximately 12% in Sayona Mining, who owns a 60% interest in Moblan. Accordingly, as of December 31, 2023, our effective ownership in Moblan was approximately 7%. For additional information, please refer to “Equity Method Investment Projects - Sayona Mining” below in this Item 2. In February 2024, we sold our 12% interest in Sayona Mining.
(5)As of December 31, 2023, we owned an equity interest of approximately 12% in Sayona Mining, who owns a 100% interest in Lac Albert, Troilus Claims, Pilbara Gold Tenements, and Kimberly Graphite. Accordingly, as of December 31, 2023, our effective ownership in each was approximately 12%. For additional information, please refer to “Equity Method Investment Projects - Sayona Mining” below in this Item 2. In February 2024, we sold our 12% interest in Sayona Mining.

(6)As of December 31, 2023, we owned an equity interest of approximately 12% in Sayona Mining, who owns a 49% interest the Pilbara Lithium Tenements. Accordingly, as of December 31, 2023, our effective ownership in each was approximately 6%. For additional information, please refer to “Equity Method Investment Projects - Sayona Mining” below in this Item 2. In February 2024, we sold our 12% interest in Sayona Mining.
Production Table
Our aggregate annual production, for the most recent three years, is shown in the table below.

	Years Ended December 31,
Lithium metal (1) (metric tons)	2023	2022	2021
NAL(2)	856	—	—
__________________________
(1)Lithium production shows as lithium metal. Conversion to LCE is 0.1878 metric ton of lithium metal to 1 metric ton of LCE.
(2)As of December 31, 2023, through our ownership in Sayona Mining and Sayona Quebec joint venture, we owned 34% of NAL. We are therefore reporting 34% of NAL’s production.
Summary Resources Table
The following table provides a summary of our mineral resources, exclusive of reserves as of December 31, 2023. Where applicable, the amounts represent our attributable portion based on ownership percentages previously noted. The relevant technical information supporting mineral resources for each material property is included in the “Material Individual Properties” section below. Relevant technical information supporting mineral resources for our non-material properties is included under the “Authier” and “Ewoyaa” sections below and in the technical report summaries attached as Exhibits 96.4 and 96.2 to this Annual Report.

	Measured Mineral Resources		Indicated Mineral Resources		Measured and Indicated Mineral Resources		Inferred Mineral Resources
(amounts in millions of metric tons)	Amount	Grade (Li2O%)	Amount	Grade (Li2O%)	Amount	Grade (Li2O%)	Amount	Grade (Li2O%)
Lithium - Hard Rock:
North America
Carolina Lithium	—	—	9.96	1.14%	9.96	1.14%	15.93	1.02%
NAL (1)	0.24	1.00%	2.22	1.15%	2.47	1.14%	11.22	1.23%
Authier (1)	0.08	0.80%	1.08	0.98%	1.16	0.97%	2.16	0.98%
West Africa
Ewoyaa (2)	—	—	0.21	1.09%	0.21	1.09%	0.17	1.07%
__________________________
(1)As of December 31, 2023, we owned 34% of NAL and Authier through ownership in Sayona Mining and our Sayona Quebec joint venture. We are therefore reporting 34% of NAL and Authier’s mineral resources.
(2)As of December 31, 2023, we owned 9% of Ewoyaa through our ownership in Atlantic Lithium. We are therefore reporting 9% of Ewoyaa’s mineral resources.

Summary Reserves Table
The following table provides a summary of our mineral reserves as of December 31, 2023. Where applicable, the amounts represent our attributable portion based on ownership percentages previously noted. The relevant technical information supporting mineral reserves for each material property is included in the “Material Individual Properties” section below. Relevant technical information supporting mineral reserves for our non-material properties is included under the “Authier” and “Ewoyaa” sections below and in the technical report summaries attached as Exhibits 96.4 and 96.2 to this Annual Report.

	Proven Mineral Reserves		Probable Mineral Reserves		Total Mineral Reserves
(amounts in millions of metric tons)	Amount	Grade (Li2O%)	Amount	Grade (Li2O%)	Amount	Grade (Li2O%)
Lithium - Hard Rock:
North America
Carolina Lithium	—	—	18.26	1.10%	18.26	1.10%
NAL (1)	0.11	1.43%	6.88	1.08%	7.00	1.09%
Authier (1)	2.11	0.93%	1.73	1.00%	3.84	0.96%
West Africa
Ewoyaa (2)	—	—	2.30	1.22%	2.30	1.22%
__________________________
(1)As of December 31, 2023, we owned 34% of NAL and Authier through our ownership in Sayona Mining and Sayona Quebec joint venture. We are therefore reporting 34% of NAL and Authier’s mineral reserves.
(2)As of December 31, 2023, we owned 9% of Ewoyaa through our ownership in Atlantic Lithium. We are therefore reporting 9% of Ewoyaa’s mineral reserves.
Equity Method Investment Projects
Sayona Mining
As of December 31, 2023, we owned an equity interest of approximately 12% in Sayona Mining. As of December 31, 2023, we have invested a total of $20.7 million in Sayona Mining.
Sayona Mining’s lithium assets in Quebec Canada include a 75% equity interest in Sayona Quebec, a 60% equity interest in Northern Hub’s Moblan project, a 100% equity interest in the Troilus Claims, and a 100% equity interest in Lac Albert. Sayona Mining also holds a 100% equity interest in assets in Western Australian, including the Pilbara Gold Tenements and Kimberley Graphite, and a 49% interest in the Pilbara Lithium Tenements.
Sayona Quebec
As of December 31, 2023, we owned a 25% equity interest in Sayona Quebec, with Sayona Mining holding the remaining 75% equity interest as discussed above. Sayona Quebec owns the now-producing NAL, the Authier Lithium project, and the Tansim Lithium project. Additionally, in November of 2022, Sayona Quebec, through NAL, entered into an acquisition and earn-in agreement with Jourdan Resources Inc. to purchase 20 claims of Vallée and to earn up to a 51% equity interest in the remaining 28 claims. As part of the agreement, NAL became a 9.99% equity holder of Jourdan Resources Inc.
Through our strategic partnership, Sayona Quebec is prioritizing the manufacturing of lithium products in Quebec and capitalizing on Quebec’s competitive advantages, which include access to skilled labor, strong infrastructure, governmental mining support and zero-carbon, low-cost hydropower. As of December 31, 2023, our investments in Sayona Quebec totaled $75.8 million.
Revenue and expenses of Sayona Quebec and Sayona Mining are not consolidated into our financial statements; rather, our proportionate share of the income or loss of each investee is reported as “Income (loss) from equity method investments” in our consolidated statements of operations.
Offtake Agreement
In January 2021, we entered into a long-term offtake agreement with Sayona Quebec. Under the terms of the offtake supply agreement, Sayona Quebec will supply Piedmont Lithium the greater of 113,000 dmt per year or 50% of Sayona Quebec’s spodumene concentrate production from the combination of NAL and the Authier project. Under the agreement, spodumene concentrate is priced on a market price basis with a floor price of $500 per dmt and a ceiling price of $900 per dmt.
Atlantic Lithium
As of December 31, 2023, we owned an equity interest of approximately 9% in and have a strategic partnership with Atlantic Lithium. As of December 31, 2023, we have invested $15.5 million in Atlantic Lithium.
Atlantic Lithium owns a 100% ownership in Atlantic Lithium Ghana, which owns the Ewoyaa project in Ghana, Africa. Atlantic Lithium Ghana is consolidated by Atlantic Lithium. Revenue and expenses of Atlantic Lithium are not consolidated into our financial statements; rather, our proportionate share of the income or loss of Atlantic Lithium is reported as “Income (loss) from equity method investment” in our consolidated statements of operations.
Offtake and Project Agreement
In August 2021, we entered into a long-term offtake agreement for spodumene concentrate with Atlantic Lithium, whereby we can acquire a 50% equity interest in Atlantic Lithium Ghana, and the right to purchase 50% of Atlantic Lithium Ghana’s life-of-mine production of spodumene concentrate by funding over time the exploration and evaluation activities (Phase 1) and development activities (Phase 2) for the Ewoyaa project. We currently estimate our total funding requirement to be approximately $140 million through late 2025 or 2026, exclusive of any initial investment in Ewoyaa from MIIF and exclusive of any ongoing contributions made by Piedmont in excess of $17 million associated with the Phase 1 exploration activities or pre-development expenses for the Ewoyaa project. Our funding requirement in the Ewoyaa project is split between two phases:
•Phase 1—Our funding obligations under Phase 1 are now complete, as we have funded our share of exploration, evaluation and technical study expenditures. In August 2023, we made the election to proceed with Phase 2. As a result, we’ve satisfied all obligations to receive our initial 22.5% equity interest in Atlantic Lithium Ghana and currently await regulatory approvals of our ownership.
•Phase 2—We have the ability to acquire an additional 27.5% equity interest in Atlantic Lithium Ghana by funding our share of development expenditures, currently estimated to be $122 million. We will share equally with Atlantic Lithium any cost savings below $70.0 million and any cost overruns above $70.0 million.
As of December 31, 2023, cash payments to Atlantic Lithium for the Ewoyaa project totaled $26.4 million and are reported as “Other non-current assets” in the consolidated balance sheets (See Note 10—Other Assets and Liabilities).
Pricing for the offtake supply of spodumene concentrate will be at market rates at the time of purchase. Under the offtake agreement, spodumene concentrate is priced on a CIF, China market price basis less ocean freight and insurance on a net back basis to free on-board vessel (Incoterms 2020) at the Port of Takoradi, Ghana.
In September 2023, the Minerals Income Investment Fund of Ghana entered into a non-binding agreement with Atlantic Lithium to invest $27.9 million to acquire a 6% equity interest in Ewoyaa, with the investment earmarked for Ewoyaa’s project development costs, and to fund 6% of all future exploration and development costs within Atlantic Lithium’s Ghanaian portfolio. MIIF’s investment is expected to equally reduce Piedmont Lithium and Atlantic Lithium’s funding requirements for Ewoyaa. If executed, Piedmont Lithium and Atlantic Lithium would each own a 40.5% equity interest in Ewoyaa, net of the government’s free-carried interest. Piedmont Lithium would continue to maintain a 50% life-of-mine offtake right to future spodumene concentrate production from Atlantic Lithium Ghana under these agreements.
Vinland Lithium
As of December 31, 2023, we owned an equity interest of approximately 19.9% in Vinland Lithium, which is a Canadian-based entity jointly owned with Sokoman Minerals and Benton Resources. Vinland Lithium currently owns Killick Lithium, which owns a large exploration property prospective for lithium located in southern Newfoundland, Canada. As of December 31, 2023, we have invested $1.8 million in Vinland Lithium.
Offtake and Project Agreement
In October 2023, we entered into an earn-in agreement with Vinland Lithium to acquire up to a 62.5% equity interest in Killick Lithium through staged-investments. As part of our investment, we entered into a marketing agreement with Killick Lithium for 100%

marketing rights and right of first refusal to purchase 100% of all lithium products produced by Killick Lithium on a life-of-mine basis at competitive commercial rates.
Equity Method Investment Properties
The information below specific to each property is derived from information publicly disclosed by each such investee company. Additionally, the disclosed mineral reserves estimates and mineral resources estimates of each NAL, Authier, and Ewoyaa are presented according to the following principals.
Mineral Reserves
A "mineral reserve” is an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the QP, can be the basis of an economically viable project. Specifically, mineral reserve is the economically mineable part of a measured or indicated mineral resource. The term "economically viable,” as used in the definition of reserve, means that the QP has analytically determined that extraction of the mineral reserve is economically viable under reasonable investment and market assumptions.
The term "proven reserves” means the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource. The term "probable reserves” means mineral reserves for which quantity and grade are computed from information similar to that used for proven reserves, but the sites for sampling are farther apart or are otherwise less closely spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.
Proven and probable mineral reserves are based on extensive drilling, sampling, mine modeling, and metallurgical testing from which we determined economic feasibility. The reference point for mineral reserves is the undiluted ore, excluding dilution material, delivered to our spodumene concentrator. The price sensitivity of mineral reserves depends upon several factors including grade, metallurgical recovery, operating cost, and waste-to-ore ratio. Each respective mineral reserves table in this Item 2 lists the estimated metallurgical recovery rate which includes the estimated recovery of both spodumene concentrate and conversion to lithium hydroxide. The cut-off grade, or lowest grade of mineralization considered economic to process, depends upon prevailing economic conditions, estimated mineability of our deposit, and amenability of the mineral reserve to spodumene concentration and conversion to lithium hydroxide.
The proven and probable reserve figures presented herein are estimates based on information available at the time of calculation. No assurance can be given that the estimated levels of metallurgical recovery of lithium minerals will be realized. Metric tons of ore containing lithium minerals included in the proven and probable reserves are those contained prior to losses during metallurgical treatment. Reserve estimates may require revision based on actual production. Market fluctuations in the price of spodumene concentrate, lithium hydroxide, or lithium carbonate, as well as increased production costs or reduced metallurgical recovery rates, could render certain proven and probable reserves containing higher cost reserves uneconomic to exploit and might result in a reduction of mineral reserves.
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

Quebec Properties
Sayona Quebec’s assets are comprised of four wholly-owned projects as follows: NAL, which restarted production in 2023, the Authier project, which is in the development stage, and Tansim and Vallée, which are both in the exploration stage. Additionally, Sayona Quebec entered into a joint-venture agreement with Jourdan Resources Inc. to jointly develop additional Vallée claims, which are also in the exploration stage.
Figure 1
North American Lithium
For a full discussion on NAL, please refer to “Material Individual Properties - NAL,” provided below.

Authier
Authier is located approximately 28 miles northwest of the city of Val-d’Or. Val-d’Or is located approximately 290 miles northwest of the city of Montreal. Authier is easily accessible by a rural road network that is connected to a national highway a few miles east of the project site. The project area comprises 24 mineral claims totaling 2,184 acres and directionally extends 2.6 miles east-west and 2.1 miles north-south. The mineral claims are located over Crown Lands, which is land owned by the Province of Quebec.
Figure 2
The deposit is hosted in a spodumene-bearing pegmatite intrusion. The deposit is 2,707 feet long, striking east-west, with an average thickness of 82 feet, minimum 13 feet and maximum 180 feet, dipping at 40 degrees to the north. The current pit optimization has the mineralization extending down to 656 feet depth, but the deposit remains open in all directions.
Authier has been subject to more than 19 miles of exploration drilling. Between 2010 and 2012 Glen Eagle, the previous tenement holder, completed approximately 6 miles of diamond drilling in 69 diamond drill holes of which 5 miles were drilled on the Authier deposit; 1,998 feet (five diamond drill holes) were drilled on the northwest and 1,384 feet on the south-southwest of the property. Sayona Quebec completed four phases of drilling totaling more than 8.7 miles in 94 diamond drill holes. All the holes completed by Sayona Quebec have used standard diamond drill hole diameter size, using a standard tube and bit.
Sayona Quebec continues to closely engage with all stakeholders concerning Authier’s development by, among other things, holding information sessions and consultations with local municipalities, landowners, First Nations communities, nongovernmental organizations and other stakeholders.
Environmental baseline studies including literature review, field works and laboratory analysis have been undertaken on the Authier project in 2012, and again from 2017-2022 by Sayona Quebec and the previous project owner. Sayona Quebec has progressed environmental studies on the project in accordance with Quebec’s regulatory requirements. In 2023, the Government of Quebec agreed with Sayona Quebec’s request to voluntarily submit the Authier project to the Quebec BAPE process. In line with its commitment to transparency and collaboration, Sayona’s request will allow citizens to get involved in the project’s development. The BAPE’s mission is to inform government decision-making by issuing findings and opinions that account for the public’s concerns and are based on the principles of the Sustainable Development Act.

A technical report summary with respect to our estimated resources and reserves at Authier is filed as an exhibit to this Annual Report as Exhibit 96.4. The Summary Resources Table and Summary Reserves Table located above in this Item 2 reflect only those resources and reserves attributable to our ownership or economic interest as of December 31, 2023, and such reported resources and reserves have been prepared in accordance with S-K 1300.
The following table details measured, indicated and inferred resources which have been prepared in accordance with S-K 1300 and are solely attributable to our ownership or economic interest as of December 31, 2023.

Authier Mineral Resource Statement at Effective Date of October 6, 2021 based on a Spodumene Concentrate Price of $977/MT; Exclusive of Mineral Reserves and Attributable to Piedmont’s Economic Interest
Cut-Off Grade (% Li2O)				0.55%
Metallurgical Recovery Concentrator (%)				78%
Mineral Reserves Category	Ore (MT)(1)	Grade (Li2O%)	Li2O (metric tons)	LCE (metric tons)
Measured	0.08	0.80%	623	1,540
Indicated	1.08	0.98%	10,579	26,162
Measured + Indicated	1.16	0.96%	11,202	27,702
Inferred	2.16	0.98%	21,155	52,316

(1)     Mineral Resources are 100% attributable to the property. Values shown in the table are based on Piedmont Lithium’s economic interest in the Mineral Resource. Piedmont Lithium had a 34% economic interest in the Authier project as of December 31, 2023.
Mineral Reserves
Probable mineral reserves have been estimated and based on the consideration of pertinent modifying factors, inclusive of geological, environmental, regulatory and legal factors, in converting a portion of the mineral resources to mineral reserves. A cutoff grade of 0.55% Li2O based on metallurgical recovery limitations was used in creation of the block model. An open pit mining method was selected due to the depth of the ore body. No other mining method was evaluated as part of the mineral reserves estimation. Mine design parameters an overburden berm width of less than 1 foot, overburden bench face angle of 14 degrees, and a setback at the overburden fresh rock contact of 33 feet. Mine design parameters additionally include 20 foot bench heights, berm widths of 27 feet, inter ramp angles ranging from 156 - 189 feet and bench face angles ranging from 65-80 degrees. The single lane ramp width is 56 feet with the dual lane ramp measuring 76 feet with a maximum ramp grade of 10%. Mining ore losses have been estimated at 2.3%, and mine dilution of approximately 9%. To account for additional operational errors and re-handling an additional mine ore loss factor of 2.0% was applied. Process recovery for spodumene concentrate is estimated to be 73.6%.
The following table details proven and probable reserves reflecting only those reserves attributable to our ownership or economic interest as of December 31, 2023, and have been prepared in accordance with S-K 1300.

Authier – Estimate of Mineral Reserves (diluted) at Effective Date of December 31, 2023 based on a transfer price of C$120/t for run-of-mine ore between the Authier Project and North American Lithium(1)

Cut-Off Grade (% Li2O)			0.55%
Metallurgical Recovery Concentrator (%)			73.6%
Mineral Reserves Category	Ore (MT)	Grade (Li2O%)	Li2O (metric tons)	LCE (metric tons)
Proven	2.11	0.93%	19,604	48,482
Probable	1.73	1.00%	17,340	42,882
(1)    Reserves are expressed as tonnages and grades reported as run-of-mine feed at the NAL crusher and account for mining dilution, geological losses, and operational mining loss factors. Pricing to support mineral reserve economics is based upon the sale of run-of-mine ore from the Authier project to North American Lithium at a transfer price of C$120/t. The selected optimized pit shell is based on a revenue factor of 0.86 applied to a base case selling price for spodumene concentrate of $850 per ton of SC6. Mineral reserves estimated are exclusive of the mineral resources.

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
Vallée
Vallée is located in Abitibi, Quebec, near the township of La Corne and comprises 48 claims covering approximately 4,934 acres, closely neighboring the NAL mine tenure with 20 claims located within 550 yards of the NAL mine boundary. See Figure 3 below.

N
East Vallée Project
Vallée Lithium Trend
Vallée Lithium Mineralization
Preissac LaCorne Project
Sayona's North American Lithium Mine
East Vallée Project
Vallée Joint Venture
Vallée Joint Venture
CLM
CONSOLIDATED
Location of CLM's Vallée Joint Venture and East Vallée Projects
Val D'Or - Amos Area, Quebec
Overlying Quebec Government Geology Map
0
1
km

Figure 3: Vallée
In November 2022, NAL acquired those 20 claims outright, which span approximately 1,866 acres. Such claims allow for potential future infrastructure expansion at the NAL mine and its processing facility. In December 2023, NAL earned its initial 25% stake in the remaining 28 claims and has the right to earn up to a 51% stake in total.
As of December 31, 2023, a total of 66 diamond drill holes measuring a total depth of approximately 10 miles has been completed at Vallée.
The project is situated within the heart of the southern portion of the Abitibi Greenstone Belt, some 62 miles northeast of the mining towns of Rouyn‐Noranda, 28 miles north of Val‐d’Or, 31 miles northeast of Malartic (home to the Canadian‐Malartic Mine), 19 miles southeast of Amos and contiguous and in proximity to RB Energy’s Quebec Lithium Property and adjacent to the NAL mine.
The mineralized spodumene pegmatite dykes that NAL has mined continue directly onto the claims of Vallée.

Northern Hub Properties
Sayona Mining’s Northern Hub assets include the jointly-owned Moblan project and wholly-owned Lac Albert project.
Figure 4
Moblan
Moblan is jointly-owned through a 60% equity interest by Sayona Mining and a 40% equity interest by SOQUEM Inc, a wholly-owned subsidiary of Investissement Québec. Moblan is in the development stage and is located in the Eeyou-Istchee James Bay region of northern Québec, a proven lithium mining province that hosts established, world-class lithium resources, including Nemaska Lithium’s Whabouchi Mine. The area is well serviced by key infrastructure and transport and has access to low-cost, environmentally friendly hydropower.
Moblan is host to high-grade spodumene mineralization in a well-studied proven deposit with more than 37 miles of diamond drilling. The project covers approximately 1,070 acres for a total of 20 claims. In January 2022, Sayona Mining announced the opportunity to expand the mineralization outside the existing proven resource envelope and the commencement of a major drilling program at the project in partnership with SOQUEM Inc. In April 2022, Sayona Mining announced the discovery of a significant new southern lithium pegmatite zone, the Moblan South Discovery. The following month Sayona Mining announced the discovery of multiple new mineralized lithium pegmatites at Moblan South, South East Extension, Moleon and extensions to the Main Moblan lithium deposit. Sayona Mining announced positive drilling results in July 2023 identifying an 820 yard extension to the flat lying South Pegmatite system, as well as new, near surface pegmatite identified in eastern step out drilling.

LEGEND
Pyroxinite
Pegmatite
Gabbro
Basalt
Volcanoclastic intermediate
Volcanoclastic felsic
Exploration drill hole - 2022
Historic exploration drill hole
Fault
Road
506000 E
507000 E
508000 E
5621000 N
5620000 N
N
Section 506700E
DDH 125
DDH 155
DDH 144
DDH 151
DDH 137
DDH 145
DDH 154
DDH 134
Moblan Main Dyke Resource Extension Drilling
South Discovery Prospect
South East Extension Prospect
Moblan East - Moleon Prospect
0
500m
MOBLAN PROJECT GEOLOGY & DRILLING

Figure 5
Troilus Claims
In November 2022, Sayona Mining acquired 1,824 claims comprising 243,397 acres from Troilus Gold Corp. The claims are located adjacent to Moblan (covering 1,062 acres) and extend over a major part of the Frotêt‐Evans Greenstone Belt. See Figure 6 below.
Figure 6: Troilus Claims location, showing proximity to Moblan.
The claims have not been extensively explored for lithium and offer potential for eastward extensions to the Moblan mineralization, as well as regional targets in the emerging lithium district. At more than 200 times the size of Moblan, the claims are considered an investment in future lithium production. As part of Sayona Mining’s agreement to acquire the claims, Troilus Gold Corp. will receive a 2% net smelter royalty on all mineral products derived from the acquired claims.

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
Western Australia Properties
Sayona Mining owns a 100% economic interest in certain properties in Western Australia with the exception of the Pilbara Lithium Tenements described below, of which Sayona Mining owns a 49% economic interest. Sayona Mining’s leases in Western Australia cover 264,895 acres and comprise lithium, gold and graphite tenure in the Pilbara, Yilgarn and East Kimberley regions. All of Sayona Mining’s Western Australia projects are in the exploration stage.
The Pilbara projects comprise 12 lithium leases totaling 230,548 acres in the Pilgangoora lithium district of Western Australia, with 10 of the tenements also having associated gold rights. These are proximal to the De Grey Mining’s Mallina Gold project, which includes the Hemi gold discovery.
Of the 12 Pilbara tenements with lithium rights, nine are subject to an earn‐in agreement, whereby Morella Corporation Limited, listed on the Australian stock exchange and previously known as Altura Mining, is carrying out exploration to earn an equity interest. The three remaining tenements are held within Sayona Mining’s wholly-owned lithium exploration portfolio.

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
Rail
0
10
20km

Figure 7
Pilbara Lithium Tenements
In 2021, Morella commenced an earn-in agreement with Sayona Mining covering eight tenements including the Mallina, Tabba East, and Strelley areas, all in the Pilgangoora lithium district, and two tenements in the South Murchison. As part of the earn-in agreement, Morella funded AUD $1.5 million for exploration activities and subsequently earned a 51% equity interest in the joint venture in 2023.
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
During Sayona Mining’s fiscal year ended June 30, 2022, Morella reported significant progress at the Mallina Project with the completion of a targeted deep drilling program. In total, three reverse circulation holes for 1,411 feet and four diamond core holes, including two core tail extensions to reverse circulation drilling, were completed for 2,728 feet. Fine grained spodumene quartz intergrowths within aplite intrusive intervals were observed in the drill core. Reverse circulation chips and drill core were logged on site and samples have been prepared for mineralogical studies and geochemical assay work to be completed at a laboratory in Perth, Australia. Results are pending.
In 2023, Morella completed two drill campaigns, one of which totaled 66 reverse circulation drill holes totaling 2 miles in the Eastern Group pegmatites.
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
Figure 8
Mt. Dove Project (E47/3950)—The Mt. Dove project is within 3 miles of De Grey’s greater Hemi project area, a 19-mile trend which includes Hemi and adjacent intrusions. In 2022, airborne magnetic surveys and geological mapping were undertaken which identified magnetic features for drill testing and in 2023 a drill contract was executed for first pass aircore drilling. The timing for commencement of such drilling is under review by Sayona Mining.
Sayona Pilbara Lithium Exploration
Sayona Mining holds the lithium rights at the Deep Well, Tabba Tabba, and Red Rock tenements which cover a total of 82,533 acres.
Deep Well Project (E47/3829)—The Deep Well project covers an area of 29,405 acres to the west of Port Hedland. Interpretation of new high resolution geophysical data, covering the entire lease area, has identified 11 discrete magnetic anomalies. A 60-hole air-core drilling program, completed a total of 60 diamond drill holes for 5,502 feet. Drill samples have been submitted for gold, lithium and multi-element analysis. Results are pending. Drilling targeted magnetic features that display similarities to the Hemi style of intrusion-

related gold mineralization. The T1, T2, T3, T7, T12a and T12b targets were tested. Planning for follow up reverse circulation drilling is underway.
Tabba Tabba Project (E45/2364)—The Tabba Tabba project is located north of the Pilgangoora lithium mining area in a region of historic tin and tantalum mining. It comprises six tenements covering 145,297 acres, located 25 miles to the north of the Pilgangoora lithium mining area. The main Tabba Tabba tenement, E45/2364 (lithium rights only), is centered in an area of historic tin and tantalum mining. Spodumene pegmatite has been identified in adjacent tenure and the Tabba Tabba project provides exposure to the area’s emerging lithium prospectivity. Soil geochemistry and geological mapping has identified pegmatite and geochemical anomalies. Sayona Mining announced that a 77-hole aircore drill program for 1,571 yards was completed in December of 2023.
Red Rock Project, (E45/4716)—During Sayona Mining’s fiscal year ended June 30, 2022, a geological and regolith terrain mapping study was undertaken over the tenements area, identifying a north-east trading structural corridor extending from Pilgangoora in the south. As a first pass test for lithium and gold mineralization, a soil geochemical sampling program was completed over a 6 mile extent to this target zone. Once results are returned, they will be assessed for potential targets for drill testing.
Kimberley Graphite Project
Past exploration by Sayona Mining has identified graphite mineralization within a 16 mile strike extent of the Corkwood geochemical and geophysical anomaly. The target is structurally deformed, higher grade graphite portions of the stratigraphy with the potential to host coarse flake, high purity graphite mineralization.
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
E80/4949
E80/4511
0km
2km

Figure 9
Ghana
Ewoyaa
Ewoyaa is a development stage project for the mining, development and production of spodumene concentrate located on the south coast of Ghana and covers an area of approximately 348 square miles.

Ewoyaa includes the Ewoyaa, Abonko, and Kaampakrom deposits, and is located in Ghana, West Africa, approximately 60 miles southwest of the capital of Accra. The project area is immediately north of Saltpond, in the Central Region, and falls within the Mfantseman Municipality where Saltpond is the district capital. See Figure 10 below.
Access to the site from Accra is along the asphalt N1 Accra-Cape Coast-Takoradi Highway which runs along the southern coastal boundary of the project. Several laterite roads extend northwards from the highway and link communities in the project area. The deep-sea Port of Takoradi is within 70 miles west of the Ewoyaa site and accessible via the same highway. See Figure 10 below.
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

Ewoyaa covers two contiguous exploration licenses, the Mankessim (RL 3/55) and Mankessim South (RL PL3/109) licenses. The Mankessim is a joint-venture, with the license in the name of the joint-venture party, Barari DV Ghana; document number 0853652-18. The Mineral Prospecting License was renewed on July 27, 2021, for a further three-year period valid through July 26, 2024. Mankessim South is a wholly-owned subsidiary of Green Metals Resources. A Mineral Prospecting License was renewed on February 19, 2020, for a further three-year period through February 18, 2023. The tenement is in good standing with no known impediments.
In October 2023, Atlantic Lithium announced Ghana’s Ministry of Lands and Natural Resources granted a mining lease for Ewoyaa. The mining lease provides exclusive rights to carry out lithium mining and commercial production activities for an initial 15-year period and is renewable in accordance with Ghanaian legislation. The issuance of the mining lease is subject to ratification by the Ghanaian parliament, approval of the Environmental Protection Agency of Ghana, and other statutory requirements. The mining lease provides the Government of Ghana a 13% free-carried interest and a 10% royalty in Ewoyaa. A final investment decision for Ewoyaa is anticipated upon receipt of the mining lease ratification and all environmental permits required for the construction and operation of Ewoyaa.
A technical report summary with respect to our estimated resources and reserves at Ewoyaa is filed as an exhibit to this Annual Report as Exhibit 96.2.
The following table details indicated and inferred resources which have been prepared in accordance with S-K 1300 and are solely attributable to our ownership or economic interest as of December 31, 2023.

Ewoyaa Mineral Resource Statement Effective as of January 2023 based on a Spodumene Concentrate Price of $1,587/MT; Exclusive of Mineral Reserves and Attributable to Piedmont’s Economic Interest
Cut-Off Grade (% Li2O)				0.50%
Metallurgical Recovery Concentrator (%)(1)				70%
Mineral Reserves Category	Ore (MT)(2)	Grade (Li2O%)	Li2O (metric tons)	LCE (metric tons)
Measured	—	—	—	—
Indicated	0.21	1.09%	2,256	5,580
Measured + Indicated	0.21	1.09%	2,256	5,580
Inferred	0.17	1.07%	1,830	4,525
(1)     The estimated metallurgical recovery of P1 Pegmatite when producing SC6 product.
(2)    Mineral resources estimated exclusive of the mineral reserves.
Mineral Reserves
Probable mineral reserves have been estimated and based on the consideration of pertinent modifying factors, inclusive of geological, environmental, regulatory and legal factors, in converting a portion of the mineral resources to mineral reserves. A cutoff grade of 0.50% Li2O based on metallurgical using dense medium separation processing was used in creation of the block model. An open pit mining method was selected due to the depth of the ore body. No other mining method was evaluated as part of the mineral reserves estimation. Mine design parameters include a weathered zone berm width of 29 feet, weathered zone bench height of 32 feet with a bench face angle of 50 degrees. Mine design parameters in fresh rock include a maximum 66 foot bench height, berm widths of 26 feet, inter ramp angle of 60 degrees and bench face angle of 80 degrees. Overall pit wall slope angle ranges from 30 degrees in weathered material to 50.4 degrees in fresh rock. The single lane ramp width is 53 feet with the dual lane ramp measuring 82 feet with a maximum ramp grade of 10%. Mining ore losses have been estimated at 5%, and mine dilution of approximately 5%. Process recovery for spodumene concentrate for pit optimization is based on 70% recovery for P1 pegmatites in fresh rock, 68% recovery for P1 pegmatites in transition materials, and 35% recovery for P2 pegmatites in all zones.
The following table details proven and probable reserves reflecting only those reserves attributable to our ownership or economic interest as of December 31, 2023, and have been prepared in accordance with S-K 1300.

Ewoyaa Estimate of Mineral Reserves at Effective Date of June 16, 2023 based on a Spodumene Concentrate Price of $1,587/MT and Attributable to Piedmont’s Economic Interest
Cut-Off Grade (% Li2O)			0.50%
Metallurgical Recovery Concentrator (%)(1)			70%
Mineral Reserves Category	Ore (MT)	Grade (Li2O%)	Li2O (metric tons)	LCE (metric tons)
Proven	—	—	—	—
Probable	2.30	1.22%	28,109	69,513
(1)    Metallurgical recovery of 70% was assumed in the pit optimization for P1 spodumene bearing pegmatites in fresh rock. Pit optimization assumes a 68% recovery for P1 pegmatites in transition material and 35% recovery for P2 pegmatite in all zones.

Newfoundland
Killick Lithium
Killick Lithium is an exploration stage project currently operated by Sokoman Minerals and Benton Resources that consists of 3,146 claims totaling approximately 234,748 acres, accessible by the Burgeo Highway in southwestern Newfoundland. See Figure 12 below.
Figure 12: Killick Lithium location, showing proximity to highway and grid power.
According to their data, Benton Resources and Sokoman Minerals completed 61 exploratory drill holes, 50 of which intersected spodumene-bearing pegmatites. Mineralization in surface trenching and drilling has been identified over a strike length of 1.5 miles. These early drilling results include multiple intercepts over 1.0% Li2O and demonstrate the potential for additional discoveries within the property. Their exploration work in 2023 identified numerous soil and geophysical anomalies, highlighting high-priority drill targets. The property features excellent infrastructure with close proximity to paved roadways, an electrical substation, and an ice-free, deepwater port.

Material Individual Properties
We categorize Carolina Lithium and NAL as material individual properties under S-K 1300.
Material Individual Property - Carolina Lithium
Overview
Carolina Lithium is a development stage project for the mining, development and production of lithium products. The property is located in a rural area of Gaston County, North Carolina, approximately 25 miles northwest of the City of Charlotte. The property is centered at approximately 35°23’20”N 81°17’20”W. The property currently has no known encumbrances. In addition to the information summarized below, you can learn more about Carolina Lithium by reading the technical report summary dated April 20, 2023, attached as Exhibit 96.1 and incorporated by reference to Exhibit 96.3 to the Company’s Annual Report on 10-K/A dated April 25, 2023.
Spodumene Concentrate Operation
The technical report summary for Carolina Lithium is based on a mine life of 11 years of mineral reserves, with an estimated average annual production of 242,000 metric tons of spodumene concentrate at steady-state operation.
We believe there is significant opportunity to increase the mineral reserve life of Carolina Lithium beyond 11 years by conversion of existing mineral resources to mineral reserves or by discovery of additional resources within the Carolina Tin-Spodumene Belt within a reasonable trucking or conveying distance to the proposed spodumene concentrator.
Lithium Hydroxide Conversion Operation
The technical report summary for Carolina Lithium assumes a lithium hydroxide conversion plant, also referred to as a chemical plant, that will be supported with spodumene concentrate produced from our mineral reserves. The lithium hydroxide chemical plant has an estimated production rate of 30,000 metric tons of lithium hydroxide per year.
Our business plan is, upon depletion of our mineral reserves, to continue lithium hydroxide production at Carolina Lithium using spodumene concentrate sourced from offtake agreements, which will allow us to secure spodumene concentrate from alternate sources or from our own mineral reserves if our estimation of mineral reserves was increased in the future.
Operating and Capital Costs
According to the technical report summary results, our integrated Carolina Lithium project is projected to have an average cash operating cost of approximately $4,844 per metric ton of lithium hydroxide at steady state during the first 10 years of operations, including royalties and exclusive of any byproduct credits, thereby potentially positioning Piedmont Lithium as one of the industry’s lowest-cost producers. The technical report summary estimates, in accordance with the Association the Advancement of Cost Engineering class 3 level of detail, total capital costs of approximately $1 billion for the construction of the fully integrated Carolina Lithium project, inclusive of potential recovery of byproduct mineral resources.
Ownership and Location
We hold a 100% interest in Carolina Lithium which is located approximately 25 miles northwest of Charlotte, North Carolina in the U.S.
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

Present Condition, Work Completed, and Exploration Plans
General access to Carolina Lithium is via a network of primary and secondary roads. Interstate highway I‑85 lies 6 miles to the south of the project area and provides easy access to Charlotte Douglas International Airport, which is approximately 19 miles to the east. A rail line borders the property to the northwest. Transport links provide access to Charlotte, which is the largest city based on size and population in North Carolina, within approximately 25 miles from Carolina Lithium. Extensive exploration supports our resource estimate and is comprised of surface mapping and extensive subsurface drilling. Between 2017 and 2021, we completed five phases of exploratory drilling which included a total of 542 core holes amounting to approximately 50 miles to define the Core property deposit. The exploration of Carolina Lithium has been performed by professional geologists in adherence to established operating procedures that have been verified by the qualified person. Through the date of this report, exploration has been concentrated on the Core, Central, and Huffstetler deposit areas detailed in Figure 13 below.
Properties
Figure 13
As of December 31, 2023, Carolina Lithium, was comprised of real property and associated mineral rights totaling approximately 3,706 acres, of which approximately:
•225 parcels consisting of 2,928 acres are owned with a book value of $80.0 million;
•1 parcel consisting of 113 acres is subject to long-term leases with a book value of $0.2 million; and
•65 parcels consisting of 665 acres are subject to exclusive option agreements with a book value of $1.3 million. These exclusive option agreements, upon exercise, allow us to purchase or, in some cases, enter into long-term lease agreements for the real property and associated mineral rights. Our option agreements provide for annual option payments, bonus payments during periods when we conduct drilling, and royalty payments during periods when we conduct mining. Our option agreements generally provide us with an option to purchase the optioned property at a specified premium over fair market value. Upon exercise of our purchase option, our obligation to make annual option payments and bonus payments terminates.
We generally control all the surface and mineral rights for Carolina Lithium under applicable agreements. We also own real property totaling 5 acres in Bessemer City, North Carolina, where we lease a warehouse for core samples from Carolina Lithium, and 61 acres in Kings Mountain, North Carolina, where we hold a synthetic minor air permit, and which was the subject of prior technical studies for a planned lithium hydroxide conversion facility.

Figure 14
Mineral Reserves
As of December 31, 2023, we have reported no proven mineral reserves and 18.3 million metric tons of probable mineral reserves at a grade of 1.10% Li2O. We issued our first mineral resource estimate on October 21, 2021, and have not finalized any new estimates. The proven and probable reserve figures presented herein are estimates based on information available at the time of calculation.
A technical report summary with respect to our estimated mineral reserves was filed as an exhibit to our Transition Report on Form 10-KT for the six-month period ending December 31, 2021. This technical report summary was amended to include certain information as required by S-K 1300. The amended technical report study dated April 20, 2023, attached as Exhibit 96.1 for the period ending December 31, 2022. We publish reserves annually and will recalculate reserves if any new significant changes are expected, taking into account metal prices, changes, if any, to future production and capital costs, divestments and depletion as well as any acquisitions and additions during the period.
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
Mineral reserves include tonnage estimates for Li2O and LCE, whereby one metric ton of Li2O is equivalent to 2.473 metric tons of LCE.
The following table details proven and probable reserves reflecting only those reserves attributable to our ownership or economic interest as of December 31, 2023, and have been prepared in accordance with S-K 1300.

Carolina Lithium – Estimate of Mineral Reserves (undiluted)
Mineral Reserves Category	Ore (MT)(1)	Grade (Li2O%)	Li2O (metric tons)	LCE (metric tons)	Cut-Off Grade (% Li2O)	Metallurgical Recovery Concentrator (%)(2)
Proven	-	-	-	-	0.4	77
Probable	18.26	1.10	200,000	495,000
(1)    Reserves are expressed as tonnages effectively delivered to a run-of-mine pad, prior to the application of losses and recovery factors (i.e., metallurgical recovery as expressed above) incurred during concentration and conversion. Pricing to support mineral reserve economics is based upon the sale of lithium hydroxide, after the processing of run-of-mine reserves in the Company’s planned spodumene concentrator and lithium hydroxide conversion facilities. Mineral reserves estimated exclusive of the mineral resources.
(2)    Metallurgical recovery of 77-percent for lithium ore is associated with the production of a 6-percent spodumene concentrate.
Mineral Resources
As of December 31, 2023, we have reported 25.89 million metric tons of mineral resources, exclusive of mineral reserves, at a grade of 1.06% Li2O.
The resource figures presented herein do not include that part of our resources that have been converted to proven and probable reserves as shown above, as they are reported exclusive of reserves, and have been estimated based on information available at the time of calculation. Key assumptions and parameters relating to the mineral reserves and resources are discussed in Sections 1.9 and 1.10 of the Carolina Lithium project amended technical report summary attached as Exhibit 96.1.
Resource models are constrained by a conceptual pit shell derived from a Whittle optimization using estimated block value and mining parameters appropriate for determining reasonable prospects of economic extraction. These parameters include maximum pit slope of 51° and strip ratio of 12, mining cost of US$2.50/per ton, spodumene concentration cost of US$25/per ton, a commodity value of US$1,893/per ton of SC6 and with appropriate recovery and dilution factors.
The following table details indicated and inferred resources which have been prepared in accordance with S-K 1300 and are solely attributable to our ownership or economic interest as of December 31, 2023.

Carolina Lithium – Summary of Mineral Resources Estimate Exclusive of Mineral Reserves
			Li2O%		Quartz		Feldspar		Mica
Cut-Off Grade (% Li2O)(1)			0.4		0.4		0.4		0.4
Metallurgical Recovery (%)			77(2)		50.8		51.1		35.5
Category	Deposit	MT(3)	Grade (%)	MT(3)	Grade (%)	MT(3)	Grade (Li2O%)	MT(3)	Grade (%)	MT(3)
Indicated	All properties	9.96	1.14	0.112	29.42	2.93	45.96	4.58	3.96	0.39
Inferred	All properties	15.93	1.02	0.162	29.22	4.66	45.67	7.28	4.03	0.64
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
(3)    Mineral resources estimated exclusive of the mineral reserve.

Comparison of Resources and Reserves as of December 31, 2023 and 2022
No mineral resource estimates and no mining operations at Carolina Lithium were conducted during the current reporting period. As a result, we are not providing an analysis of changes in mineral resources and mineral reserves for those periods.
Material Individual Property - NAL
Overview
NAL is comprised of 19 contiguous claims covering 1,438 acres and one mining lease covering approximately 1,729 acres. NAL is situated in La Corne township in Quebec’s Abitibi region. The project is located approximately 20 miles from Authier near Val-d’Or, a major mining city in Quebec.
NAL is a brownfield open pit mining operation with a concentrator and a carbonate plant and was acquired by Sayona Quebec in August 2021. Prior to acquisition by Sayona Quebec, more than CAD $400 million was invested in NAL. NAL receives most of its power from hydroelectricity and is well serviced by provincial highways and an all-weather secondary road. Production restarted in March of 2023 and the inaugural shipment of spodumene concentrate occurred in August 2023.
The 2023 drill campaign at NAL identified new, high-grade mineralized zones along the northwest margin of the NAL deposit, beyond the current NAL pit operations and the planned pit shell model. Additionally, mineralization from inside the pit shell model shows continuity and consistency in grade and thickness, providing the potential for mineral resource conversion within the pit shell model as well as definition below the existing pit. As of December 31, 2023, a total of 172 diamond drill holes measuring a total depth of approximately 28 miles were completed at NAL.
Mineral Reserves
As of December 31, 2023, we have reported 0.11 million metric tons of proven mineral reserves at a grade of 1.43% Li2O and 6.88 million metric tons of probable mineral reserves at a grade of 1.08% Li2O.
A technical report summary with respect to our estimated mineral reserves at NAL was filed as an exhibit to this Form 10-K as Exhibit 96.3. We publish reserves annually and will recalculate reserves if any new significant changes are expected, taking into account metal prices, changes, if any, to future production and capital costs, divestments and depletion as well as any acquisitions and additions during the period.
Proven and probable mineral reserves have been estimated and based on the consideration of pertinent modifying factors, inclusive of geological, environmental, regulatory and legal factors, in converting a portion of the mineral resources to mineral reserves. A diluted cutoff grade of 0.60% Li2O based inclusive of 16% life of mine dilution was used to establish the run-of-mine feed. An open pit mining method was selected due to the depth of the ore body. While underground mining alternatives have been evaluated in prior studies no measured or indicated mineral resources exist at a depth where underground mining is considered the most viable alternative, therefore the mineral reserves have been estimated on the basis of open pit mining only. Mine design parameters include a weathered zone berm width of 30 feet with a bench face angle of 26.6 degrees. Mine design parameters in fresh rock include a maximum 66 foot bench height, bench widths of 33 - 53 feet, inter ramp angles between 45.7 and 52.6 degrees and a bench face angle of 60 to 80 degrees. The overall single lane ramp width is 67 feet with the dual lane ramp measuring 92 feet with a maximum ramp grade of 10% for permanent roads and 12% for temporary roads. Mining ore losses have been estimated at 3%, and mine dilution of approximately 16%.
Mineral reserves include tonnage estimates for Li2O, and LCE, whereby one metric ton of Li2O is equivalent to 2.473 metric tons of LCE.

The following table details proven and probable reserves reflecting only those reserves attributable to our ownership or economic interest as of December 31, 2023, and have been prepared in accordance with S-K 1300.

North American Lithium Estimate of Mineral Reserves at Effective Date of December 31, 2023 based on a Spodumene Concentrate Price of $1,352/MT and Attributable to Piedmont’s Economic Interest
Cut-Off Grade (% Li2O)(1)			0.60%
Metallurgical Recovery Concentrator (%)(2)			73.6%
Mineral Reserves Category	Ore (MT)(3)	Grade (Li2O%)	Li2O (metric tons)	LCE (metric tons)
Proven	0.10	1.40%	1,428	3,531
Probable	6.87	1.08%	74,490	184,213
(1)    Reserves are expressed as tonnages effectively delivered to a run-of-mine pad, prior to the application of losses and recovery factors (i.e., metallurgical recovery as expressed above) incurred during concentration. A dilution factor of 16% is included in the ore tons delivered to the run-of-mine pad.
(2)    Pricing to support mineral reserve economics is based upon the sale of spodumene concentrate at an average grade of 5.4% Li2O until 2027 after which the concentration grade is increased to 5.82%. Mineral reserves estimated exclusive of the mineral resources.
(3)    The overall metallurgical recovery from spodumene concentrate.
Mineral Resources
As of December 31, 2023, we have reported 13.69 million metric tons of mineral resources at NAL, exclusive of mineral reserves, at a grade of 1.21% Li2O.
The resource figures presented herein do not include that part of our resources that have been converted to proven and probable reserves as shown above, as they are reported exclusive of reserves, and have been estimated based on information available at the time of calculation. Key assumptions and parameters relating to the mineral reserves and resources are discussed in Sections 1.7 and 1.8 of the North American Lithium project technical report summary filed as Exhibit 96.3 in this Form 10-K.
Resource models are constrained by a conceptual pit shell derived from a Whittle optimization using estimated block value and mining parameters appropriate for determining reasonable prospects of economic extraction. These parameters include: a constraining pit shell slope between 46 to 53 degrees, a concentrate selling price of $1,273 per metric ton for 5.4% Li2O product, mining costs of $5.12/ton mined, recovery of 73.6%, spodumene concentration cost of $23.44/ton, general and administrative expense of $6.00/ton processed, transportation costs of $118.39/ton concentrate, tailings management costs of $2.86/ton processed, and water treatment expenses of $0.18/ton processed with appropriate recovery and dilution factors.
The following table details indicated and inferred resources which have been prepared in accordance with S-K 1300 and are solely attributable to our ownership or economic interest as of December 31, 2023.

North American Lithium Estimate of Mineral Resources at Effective Date of December 31, 2022 based on a Spodumene Concentrate Price of $1,273/MT and Attributable to Piedmont’s Economic Interest
Cut-Off Grade (% Li2O)				0.60%
Metallurgical Recovery Concentrator (%)				73.6%
Mineral Reserves Category	Ore (MT)	Grade (Li2O%)	Li2O (metric tons)	LCE (metric tons)
Measured	0.24	1.00%	2,434	6,020
Indicated	2.22	1.15%	25,695	63,545
Measured + Indicated	2.47	1.14%	28,129	69,564
Inferred	11.22	1.23%	138,006	341,289
Comparison of Resources and Reserves as of December 31, 2023 and 2022.
We did not previously disclose mineral resources estimates or mineral reserves estimates at NAL in a filing with the Commission. As a result, we are not providing an analysis of changes in estimates for mineral resources and mineral reserves for those periods.

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
Item 3.    LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 15—Commitments and Contingencies of the consolidated financial statements contained in this Annual Report and is incorporated herein by reference.
Item 4.    MINE SAFETY DISCLOSURES.
Not applicable because we do not currently operate any mines subject to the U.S. Federal Mine Safety and Health Act of 1977.

Part II
Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is traded on the Nasdaq under the symbol “PLL,” and our CDIs are listed on the ASX also under the symbol “PLL.”
Based on information known to us, as of February 23, 2024, we had outstanding 19,360,939 shares of our common. Of such shares 3,787,325 were held in Australia in the form of CDIs.
Holders of Record
As of February 23, 2024, there were 11 registered holders of record of our U.S. common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners having shares that are held in street name by brokers and other nominees. This number of holders of record does not include stockholders whose shares may be held in trust by other entities.
Stock Performance Graph
The following graph depicts the total return to shareholders of PLL for the last three years to the performance of the Russell 2000 (“RUT-RUX”) and the Global X Lithium & Battery Tech ETF (“LIT”). The graph assumes an investment of $100 in our common stock and each index on December 31, 2020. The stock performance shown in the graph is not necessarily indicative of future price performance.

COMPARISON OF 3 YEAR CUMULATIVE TOTAL RETURN
Among PLL, RUT-RUX, and LIT

$300
$200
$100
$—
12/31/20
12/31/21
12/31/22
12/31/23
PLL
RUT-RUX
LIT

Equity Compensation Plans
See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for the information required in this Item 5 regarding equity compensation plans.

We issued 62,638 shares of common stock on November 20, 2023 as earn-in payments under our earn-in agreement with Vinland Lithium. The shares were issued pursuant to the exemption provided by Section 4(a)(2) of the Securities Act.
Dividends
We have not declared any dividends during the years ended December 31, 2023 or 2022, the six months ended December 31, 2021, or year ended June 30, 2021 and we do not anticipate that we will do so in the foreseeable future. We currently intend to retain future earnings, if any, to finance the development of our business. Dividends, if any, on outstanding shares of our common stock will be declared by and subject to the discretion of the Board on the basis of our earnings, financial requirements, and other relevant factors.
Equity Repurchases
We did not repurchase any of our equity securities during the three months ended December 31, 2023.
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
This management’s discussion and analysis is a supplement to our financial statements, including notes, referenced elsewhere in our Annual Report and is provided to enhance your understanding of our operations and financial condition. This discussion contains estimates and, due to rounding, may not sum or calculate precisely to the totals and percentages provided in the tables.
Cautionary Note to Investors
In the U.S., we are governed by the Exchange Act, including Regulation S-K 1300 thereunder. Sayona Mining and Atlantic Lithium, however, are not governed by the Exchange Act and from time-to-time report estimates of “measured,” “indicated,” and “inferred” mineral resources as such terms are used in the JORC Code. In March 2022, our partner, Atlantic Lithium, published a JORC Code mineral resource estimate update for Ewoyaa. Also in March 2022, our partner, Sayona Mining, published a JORC Code mineral resource estimate update for Authier and NAL. Although S-K 1300 and the JORC Code have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, they at times embody different approaches or definitions. In February 2024, we commissioned S-K 1300-compliant technical report summaries for NAL, Authier and Ewoyaa. Those technical report summaries are attached as exhibits to this Annual Report. Consequently, investors are cautioned that public disclosures of measures prepared in accordance with the JORC Code may not be comparable to similar information made public by companies subject to S-K 1300 and the other reporting and disclosure requirements under the U.S. federal securities laws and the rules and regulations thereunder.
Executive Overview & Strategy
We are a U.S.-based development-stage company aiming to become one of the leading producers of lithium hydroxide in North America. As the world, the American government, and industries mobilize to support global decarbonization through the electrification of transportation, we are poised to become a critical contributor to the U.S. electric vehicle and battery manufacturing supply chains.
Since 2021, electric vehicle and battery companies have announced significant commitments to build new or expanded manufacturing operations across the U.S., which is expected to exponentially and rapidly drive the domestic demand for lithium over the next decade, far beyond current or projected capacity. Piedmont Lithium, as a U.S.-based company, is well positioned to benefit from federal policies and funding established to facilitate the expedited development of a robust domestic supply chain and clean energy economy, while strengthening national and global energy security. While manufacturing facilities for electric vehicles, batteries, and related components are typically constructed in two to three years, the development of lithium resources from exploration to production requires a much longer time frame. We believe this prolonged time frame for resource development poses the greatest challenge to the emerging electrification industry and represents increased opportunity for lithium producers.
To support growing U.S. lithium demand, we have spent the past seven years developing a portfolio that now includes four key projects: wholly-owned Carolina Lithium and Tennessee Lithium, and strategic investments in Quebec, Canada, with Sayona Quebec’s NAL, and in Ghana with Atlantic Lithium’s Ewoyaa. NAL began supplying spodumene concentrate to the market in the third quarter of 2023. A final investment decision for Ewoyaa is anticipated in 2025. Carolina Lithium is being developed as a fully integrated spodumene ore-to-lithium hydroxide project designed to produce 30,000 metric tons of lithium hydroxide annually. We expect spodumene concentrate from Ewoyaa will serve as the primary feedstock for Tennessee Lithium. Tennessee Lithium is being designed to produce 30,000 metric tons of lithium hydroxide annually.
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
Highlights of Corporate and Project Advancements
Piedmont Lithium
We continue to engage in activities to strengthen our financial position and business strategy, including support for the development and expansion of our portfolio of projects, strategic investments, and corporate operations.
Recent highlights include:
•During the first quarter of 2024, we sold approximately 1,249.8 million shares of Sayona Mining for an average of $0.03 per share. The shares sold represented approximately 12% of Sayona Mining’s outstanding shares and resulted in approximately $41.4 million in net proceeds. The sale of these shares has no impact on Piedmont Lithium’s joint venture or offtake rights with Sayona Quebec.
•During the first quarter 2024 and through the date of this filing, we sold approximately 24.5 million shares of Atlantic Lithium for an average of $0.32 per share. The shares sold represented approximately 4% of Atlantic Lithium’s outstanding shares and resulted in approximately $7.8 million in net proceeds. We retained approximately 32.5 million shares, representing approximately 5% ownership in Atlantic Lithium. In connection with the sale of these shares, we no longer hold a board seat with Atlantic Lithium. Our reduced ownership in Atlantic Lithium has no impact on our earn-in or offtake rights with Atlantic Lithium and the Ewoyaa project.
•In October 2023, we paid $1.5 million for a 19.9% equity interest in Vinland Lithium, which is a Canadian-based entity jointly owned with Sokoman Minerals and Benton Resources. Vinland Lithium currently owns the Killick Lithium Project, a large exploration property prospective for lithium located in southern Newfoundland, Canada. We have entered into an earn-in agreement with Vinland Lithium to acquire up to a 62.5% equity interest in Killick Lithium through staged-investments. As part of our investment, we entered into a marketing agreement with Killick Lithium for 100% marketing rights and right of first refusal to purchase 100% of all lithium products produced by Killick Lithium on a life-of-mine basis at competitive commercial rates.
•In February 2023, we received $75 million from LG Chem as part of their strategic investment in Piedmont Lithium. In exchange, LG Chem received 1,096,535 newly issued shares of Piedmont Lithium’s common stock at an approximate price of $68.40 share. Upon closing, LG Chem owned approximately 5.7% of Piedmont Lithium’s common shares.
Lithium Projects
Quebec
As of December 31, 2023, we owned equity interests of approximately 12% and 25% in Sayona Mining and Sayona Quebec, respectively. Sayona Mining owns the remaining 75% equity interest in Sayona Quebec. Sayona Quebec owns a portfolio of projects, which includes NAL, Authier, and Tansim. We hold a life-of-mine offtake agreement with Sayona Quebec for the greater of 113,000 dmt or 50% of spodumene concentrate production per year. Our purchases of spodumene concentrate are subject to a price floor of $500 per dmt and a price ceiling of $900 per dmt for 6.0% Li2O spodumene concentrate on a DAP North Carolina basis.
Recent highlights include:
•During the year ended December 31, 2023, NAL produced approximately 98,800 dmt of spodumene concentrate and shipped 72,100 dmt, of which 43,200 dmt were sold to Piedmont Lithium. We, in turn, generated $39.8 million of sales on those 43,200 dmt, with a realized sales price of $920 per dmt and a realized cost of sales of $789 per dmt, resulting in a gross profit margin of 14.3%.
•Ramp up continues on target at NAL, with 34,200 dmt of spodumene concentrate production in the fourth quarter of 2023 at an average grade of 5.5% Li2O, representing a 9% increase in production from the prior quarter. Operations achieved records in concentrate production (13,900 dmt), mill availability (80%), and global lithium recovery (66%) in December 2023.
•Cash operating costs at NAL are expected to improve upon completion of important capital projects expected in mid-2024. In particular, completion of the crushed-ore dome is expected to enable the operation to achieve full production rates and result in meaningfully lower unit production costs. Furthermore, mining costs are currently elevated with activity focused in the area of pre-existing underground mine works dating from the 1950s. Unit mining costs are expected to improve once operations have moved past the old mining works.
•Inclement weather and port congestion resulted in the delay of one of Piedmont Lithium’s planned 2023 shipments. The delay resulted in Piedmont Lithium shipping 14,200 dmt of spodumene concentrate in the fourth quarter of 2023 and 13,100 dmt shipping in mid-January 2024. We expect to begin deliveries under our long-term contracts in 2024 and reduce reliance on volatile spot market sales.
•In November 2023, Sayona released initial drill results from the 2023 drill campaign at NAL, identifying multiple thick, high-grade, spodumene-bearing pegmatites. Results of in-pit drilling indicate potential for further mineral resource conversion. Additional assay results are pending.
•In October 2023, Sayona Mining provided a forecast for the one-year period July 1, 2023, through June 30, 2024, projecting production of 140,000 to 160,000 dmt of spodumene concentrate and shipments of 160,000 to 180,000 dmt of spodumene concentrate at NAL. This production target assumes the NAL process plant reaches full production levels by the second quarter of 2024.
Ghana
As of December 31, 2023, we owned an equity interest of approximately 9% in Atlantic Lithium, and we have a right to acquire 50% equity interest in Atlantic Lithium Ghana, which includes Atlantic’s flagship Ewoyaa Lithium project located approximately 70 miles from the Port of Takoradi in Ghana, West Africa. We hold an offtake agreement with Atlantic Lithium for 50% of annual production of spodumene concentrate at market prices on a life-of-mine basis from Ewoyaa. As part of our strategy, we expect to transport our

50% offtake of spodumene concentrate from Ewoyaa to the U.S. to serve as the primary feedstock for lithium hydroxide conversion at Tennessee Lithium.
Recent highlights include:
•In January 2024, MIIF, Ghana’s sovereign wealth fund, commenced its funding of Atlantic Lithium with a $5 million subscription of Atlantic Lithium’s common stock. The funding is part of MIIF’s non-binding agreement with Atlantic Lithium to invest an additional $27.9 million to acquire a 6% equity interest in Ewoyaa, with the investment earmarked for Ewoyaa’s project development costs, and to fund 6% of all future exploration and development costs within Atlantic Lithium’s Ghanaian portfolio. MIIF’s investment in Ewoyaa is expected to equally reduce Piedmont Lithium and Atlantic Lithium’s funding requirements for Ewoyaa. If MIIF’s agreement is executed, and should Piedmont Lithium acquire a 50% equity interest in Atlantic Lithium Ghana, Atlantic Lithium Ghana will hold an 81% interest in the Ewoyaa project net of the interests which will be held by the Ghanaian government, resulting in an effective ownership interest of 40.5% in Ewoyaa, by Piedmont Lithium. Piedmont Lithium would continue to maintain a 50% life-of-mine offtake right to future spodumene concentrate production from Atlantic Lithium Ghana under these agreements.
•In October 2023, Ghana’s Ministry of Lands and Natural Resources granted a mining lease for Ewoyaa, subject to ratification by the Ghanaian Parliament. The mining lease includes a 13% free-carried interest in Ewoyaa for the Government of Ghana, and a 10% royalty.
•In August 2023, we exercised our option to acquire a 22.5% equity interest in Atlantic Lithium Ghana, subject to government approvals, as part of an earn-in agreement to acquire a 50% equity interest in Atlantic Lithium Ghana, excluding the MIIF investment and the government’s free-carried interest. Additionally, we have committed to fund the first $70.0 million of capital expenditures for the development of Ewoyaa, which will allow us to earn the remaining 27.5% equity interest in Atlantic Lithium Ghana. Additional capital costs for development will be shared equally with Atlantic Lithium. As of December 31, 2023, we have not received any shares in Atlantic Lithium Ghana.
Carolina Lithium
Carolina Lithium is located in the historic Carolina Tin-Spodumene Belt and is being designed as a fully integrated project with mining, spodumene concentrate production, and lithium hydroxide manufacturing on a single site in Gaston County, North Carolina. At full production, Carolina Lithium is expected to produce 30,000 metric tons per year of lithium hydroxide.
We are currently engaged in permitting activities with state and local agencies for Carolina Lithium. In August 2021, we submitted a mining permit application to the NCDEQ’s DEMLR. Since our submission, we have responded to a series of additional information requests made by DEMLR. On February 9, 2024, DEMLR issued their fourth Additional Information Request. We have 180 days in which to this most recent information request. We estimate that we will submit our response by the end of the first quarter of 2024. Our goal is to obtain all necessary material permits in 2024. If we receive a state mining permit, we expect to proceed with rezoning activities and anticipate construction will commence upon receipt of all required permits and local approvals and the completion of rezoning and project financing activities.
Tennessee Lithium
Tennessee Lithium is a proposed merchant lithium hydroxide manufacturing plant in America’s emerging “Battery Belt” and is expected to add 30,000 metric tons per year of lithium hydroxide production capacity to the U.S. supply chain. We expect the plant to be one of the most sustainable lithium hydroxide operations in the world and will utilize the Metso:Outotec Pressure Leaching Technology. Use of this technology is expected to reduce solid waste, create fewer emissions, and improve capital and operating costs relative to incumbent technologies.
Recent highlights include:
•In October 2023, we purchased a 132-acre disposal facility adjacent to the proposed Tennessee Lithium plant site for the placement of inert tailings produced as part of the innovative alkaline pressure leach process. In addition, we agreed to acquire a large industrial complex in close proximity to the proposed Tennessee Lithium plant site. These two acquisitions are expected to result in significant net economic benefits to the project.

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
Market Outlook
The demand for electric vehicles continues to grow as many jurisdictions around the world have legislated to shifting new car fleets away from internal combustion engines and toward electric vehicles. These electric vehicles will use batteries, nearly all of which are expected to be lithium-based batteries. Our strategy is to develop resources and processing capabilities that support the opportunity to meet the demands of our customers across the electric vehicle supply chain. Car manufacturers have committed significant capital investments totaling more than $1 trillion across the electric vehicle supply chain to electrify their fleets by 2030. Many of the major car manufacturers have plans to build facilities in the U.S. to produce both lithium-ion batteries and electric vehicles that will require a supply of lithium products.
Lithium products are expected to be in a supply deficit in the coming years due to the projected adaption to electric vehicles as presented in the graph below:
__________________________
Source: Benchmark Mineral Intelligence Q4 Forecast - January 2024.

The outlook for global sales of new electric vehicles (units in millions) and the global penetration rate of new electric vehicles sold compared to total new vehicles sold are presented in the table below:

	2024	2025	2026	2027	2028	2029	2030	2031	2032	2033
Sales of new electric vehicles	18.0	22.2	27.0	31.5	36.1	40.5	45.9	50.7	55.4	59.1
Penetration rate	22%	25%	29%	33%	36%	40%	43%	47%	50%	53%
__________________________
Source: Rho Motion Electric Vehicle Battery Outlook as of January 2024.
Note: Periods in the tables above are calendar year periods.
Components of our Results of Operations
Revenue
We recognize revenue from product sales at a point in time when performance obligations are satisfied under the terms of contracts with our customers. A performance obligation is deemed to be satisfied when control of the product is transferred to our customer, which is typically upon delivery to the shipping carrier. Where a contract contains more than one distinct performance obligation, the transaction price is allocated to each performance obligation based on the standalone selling price of each performance obligation, although these situations do not occur frequently and are generally not built into our contracts. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods. In the case of variable consideration arrangements, we estimate variable consideration as the revenue to which we expect to be entitled. Initial pricing is typically billed 5 days to 30 days after the departure of the shipment and paid between 15 days to 75 days. Final adjustments to prices may take longer to resolve. When the final price has not been resolved by the end of a reporting period, we estimate the expected sales price based on the initial price, market pricing and known quality measurements. We warrant to our customers that our products conform to mutually agreed product specifications.
Exploration Costs
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
Income (Loss) From Equity Method Investments
Income (loss) from equity method investments reflects our proportionate share of the net income (loss) resulting from our investments in Sayona Mining, Sayona Quebec, Vinland Lithium and Atlantic Lithium. These investments are recorded under the equity method and adjusted each period, on a one-quarter lag, for our share of each investee’s income (loss). If a decline in the value of an equity method investment is determined to be other than temporary, we record any related impairment as a component of share of earnings or losses of the equity method investee in the current period. Our equity method investments are an integral and integrated part of our ongoing operations. We have determined this justifies a more meaningful and transparent presentation of our proportional share of income in our equity method investments as a component of our income (loss) from operations.
Other Income
Other income consists of interest income, interest expense, foreign currency exchange gain (loss), and gain (loss) on dilution of equity method investments. Interest income consists of interest earned on our cash and cash equivalents. Interest expense consists of interest incurred on long-term debt related to noncash acquisitions of mining interests financed by sellers for Carolina Lithium as well as interest incurred for lease liabilities. Foreign currency exchange gain (loss) relates to our foreign bank accounts denominated in

Canadian dollars and Australian dollars and marketable securities denominated in Australian dollars. Gain (loss) on dilution of equity method investments relates to our reduction in ownership of Sayona Mining and Atlantic Lithium due to their issuance of additional shares through public offerings and employee stock compensation grants.
Results of Operations
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

	Years Ended December 31,
(in thousands)	2023	2022	$ Change	% Change
Revenue	$39,817	$—	$39,817	*
Costs of sales	34,138	—	34,138	*
Gross profit	5,679	—	5,679	*
Gross profit margin	14.3%	—%
Exploration costs	1,929	1,939	(10)	(0.5)%
Selling, general and administrative expenses	43,319	29,449	13,870	47.1%
Total operating expenses	45,248	31,388	13,860	44.2%
Income (loss) from equity method investments	194	(8,352)	8,546	(102.3)%
Loss from operations	(39,375)	(39,740)	365	(0.9)%
Other income	20,704	29,904	(9,200)	(30.8)%
Income tax expense	3,106	3,139	(33)	(1.1)%
Net loss	$(21,777)	$(12,975)	$(8,802)	67.8%
__________________________
* Not meaningful.
Revenue
Revenue was $39.8 million in the year ended December 31, 2023 from the sale of 43,200 dmt of spodumene concentrate from our purchase offtake agreement with Sayona Quebec. We had no sales in the year ended December 31, 2022. The realized price per dmt was $920 for the year ended December 31, 2023. Realized price is the average estimated price, net of certain distribution and other fees, for approximate 5.5% Li2O grade, which considers referenced pricing data up to December 31, 2023 for sales that are subject to a final adjustment. The final adjusted price may be higher or lower than the average estimated realized price based future market price movements. We have estimated the final sales pricing based on expected market conditions and known quality measurements. Any adjustments to the sales price will be reflected in subsequent periods.
Gross Profit and Gross Profit Margin
Gross profit was $5.7 million and gross profit margin was 14.3%, in the year ended December 31, 2023. Gross profit and gross profit margin were driven by our offtake supply agreement with Sayona Quebec. Our realized cost of sales was $789 per dmt in the year ended December 31, 2023. Realized cost of sales is the average cost of sales including Piedmont Lithium’s offtake pricing agreement with Sayona Quebec for the purchase of spodumene concentrate at a market price subject to a floor of $500 per metric ton and a ceiling of $900 per metric ton, with adjustments for product grade, freight, and insurance.
Exploration Costs
Exploration costs of $1.9 million were consistent for the year ended December 31, 2023 as compared to the year ended December 31, 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $13.9 million, or 47.1%, to $43.3 million in the year ended December 31, 2023 compared to $29.4 million in the year ended December 31, 2022. The increase in selling, general and administrative expenses was primarily due to increased professional fees, consulting fees, and increased employee compensation costs related to the hiring of additional management and support staff at our headquarters in Belmont, North Carolina during 2023. Stock-based compensation expense included in selling, general and administrative expenses was $9.4 million and $3.3 million in the years ended December 31, 2023 and 2022, respectively.
Income (Loss) from Equity Method Investments
Income (loss) from equity method investments increased $8.5 million, or 102.3%, to income of $0.2 million in the year ended December 31, 2023 compared to a loss of $8.4 million in the year ended December 31, 2022. The income reflects our proportionate share of the net income or loss resulting from our investments in Sayona Mining, Sayona Quebec, and Atlantic Lithium. The change was driven by income of $4.4 million from Sayona Quebec in the year ended December 31, 2023 compared to a loss of $2.5 million in the year ended December 31, 2022, and a decrease in losses from Sayona Mining and Atlantic Lithium of $2.8 million and $1.1 million, respectively. In addition, we recorded an other than temporary impairment charge of $2.2 million in the year ended December 31, 2023 due to a decline market value of Sayona Mining.
Other Income
Other income decreased $9.2 million, or 30.8%, to $20.7 million in the year ended December 31, 2023 compared to $29.9 million in the year ended December 31, 2022. The decrease was primarily due to our gain on dilution of equity method investments related to Sayona Mining of $17.0 million in the year ended December 31, 2023 compared to $29.0 million in the year ended December 31, 2022. Partially offsetting the decrease in other income was an increase related to net interest income of $2.8 million during the same comparable period.
Income Tax Expense
Income tax expense was $3.1 million in the years ended December 31, 2023 and December 31, 2022. Income tax expense in both periods is driven by the deferred tax effects of our equity method investment in Sayona Mining.
Liquidity and Capital Resources
Overview
As of December 31, 2023, we had cash and cash equivalents of $71.7 million compared to $99.2 million as of December 31, 2022. As of December 31, 2023, the vast majority of our cash balances were held in the U.S and covered by FDIC insured limits.
Our predominant source of cash to date has been generated through equity financing from issuances of our common stock. In February 2023, we issued 1,096,535 shares of our common stock at $68.40 per share to LG Chem for $75 million. We received cash proceeds of $71.1 million, which was net of $3.9 million in share issuance costs associated with the private placement. As of December 31, 2023, we had $369.2 million remaining under our shelf registration statement, which expires on September 24, 2024.
Our primary uses of cash during the year ended December 31, 2023 consisted of: (i) equity investments in Sayona Quebec mainly for the operational restart of NAL totaling $30.9 million; (ii) purchases of real property and associated mining interests of $25.4 million and development expenditures of $3.3 million associated with Carolina Lithium; (iii) capital expenditures primarily related to engineering costs of $27.7 million for Tennessee Lithium; and (iv) advances to Atlantic Lithium primarily for exploration and evaluation activities related to our investment in Ewoyaa totaling $9.4 million; and general and administrative costs related to our corporate expenses.
As of December 31, 2023, we had working capital of $34.8 million.

Liquidity Outlook
As a result of current lithium market conditions, we have taken certain actions during the first quarter of 2024 to reduce our overhead cost structure, strengthen our balance sheet, and bolster our cash position. Specifically, we:
•initiated a cost-savings plan to reduce operating spend mainly within our corporate overhead by $10 million annually, defer capital spending to 2025 and beyond, and limit cash investments in and advances to affiliates. We expect to recognize the majority of our cost savings in 2024. As part of our cost-savings plan, we reduced our workforce by 27% mainly within our corporate office staff. We will record approximately $1 million in severance and related costs in the first quarter of 2024; and raised net proceeds of approximately $49.1 million from the sale of our common stock holdings in Sayona Mining and a portion of our common stock holdings in Atlantic Lithium. The sale of these shares was part of our strategy to provide funding from non-core assets and protect shareholder value. We expect to pay approximately $3.1 million in taxes associated with these sales in the second quarter of 2024. The sale of these shares had no impact on our joint ventures or offtake rights with either Sayona Quebec and its NAL operations or the Ewoyaa project with Atlantic Lithium.
Our planned cash expenditures for the next twelve months primarily relate to: (i) continued equity investments in Sayona Quebec primarily for working capital of NAL; (ii) continued cash advances to Atlantic Lithium for Ewoyaa; (iii) real property and associated mineral rights acquisition costs and continued permitting, engineering and testing activities associated with Carolina Lithium; (iv) real property acquisition costs and engineering and permitting activities associated with Tennessee Lithium; (v) corporate costs; and (vi) working capital requirements.
In 2024, we plan to fund capital expenditures totaling $10 million to $14 million and investments in and advances to affiliates totaling $32 million to $38 million. The majority of our planned capital expenditures relate to Carolina Lithium and Tennessee Lithium. Investments in and advances to affiliates reflect cash contributions to Sayona Quebec and its NAL operations and advances to Atlantic Lithium for the Ewoyaa project. We expect funding for Ewoyaa to be minimal in 2024 and we are evaluating a range of options that would be non-dilutive to Piedmont Lithium’s shareholders to fund our share of project capital. Our outlook for planned capital expenditures and investments in and advances to affiliates is subject to market conditions.
We believe our current cash balances are sufficient to fund our cash requirements for at least the next 12 months. In the event costs were to exceed our planned expenditures, we will reduce or eliminate current and/or planned discretionary spending. If further reductions are required, we will reduce certain non-discretionary expenditures. We plan to meet our liquidity needs in 2024 through our available cash balances and other financing strategies involving non-core assets, as discussed above.
During the third quarter of 2023, we engaged advisors to support our funding strategy for the construction of Tennessee Lithium. In consultation with the DOE, we have decided to pursue an ATVM loan under the DOE’s Loan Programs Office rather than complete the previously announced $141.7 million grant under the Bipartisan Infrastructure Law. We expect that the ATVM loan, if awarded, would cover a significantly larger share of the capital required for the project, thereby strengthening the opportunity for strategic parties to partner with us on the project. We are also in the process of submitting an ATVM loan application for Carolina Lithium. Construction is not planned to commence for either Tennessee Lithium or Carolina Lithium until project financing has been finalized for the respective project.
As of December 31, 2023, we had entered into land acquisition contracts in North Carolina and Tennessee totaling $24.7 million, of which we expect to close and fund $10.8 million in 2024, $11.1 million in 2025, and $2.7 million in 2026. These amounts do not include closing costs such as attorneys’ fees, taxes, and commissions. We are not obligated to exercise our land option agreements, and we are able to cancel our land acquisition contracts, at our option with de minimis cancellation costs, during the contract due diligence period. Certain land option agreements and land acquisition contracts become binding upon commencement of construction for Carolina Lithium.
Currently, there are no plans for future cash distributions from any of our equity method investments.
Historically, we have been successful raising cash through equity financing. If we were to issue additional shares of our common stock, it would result in dilution to our existing shareholders. No assurances can be given that any additional financings would be available in amounts sufficient to meet our needs or on terms that would be acceptable to us. There are many factors that could significantly impact our ability to raise funds through equity and debt financing as well as influence the timing of future cash flows. See Part I, Item 1A, “Risk Factors” in this Form 10-K for the year ended December 31, 2023.

Cash Flows
The following table is a condensed schedule of cash flows provided as part of the discussion of liquidity and capital resources:

(in thousands)	Years Ended December 31,
Net cash provided by (used in):	2023	2022
Operating activities	$1,570	$(26,449)
Investing activities	(99,323)	(59,800)
Financing activities	70,236	121,251
Net (decrease) increase in cash and cash equivalents	$(27,517)	$35,002
Cash Flows from Operating Activities
Operating activities provided $1.6 million and used $26.4 million in the years ended December 31, 2023 and 2022, respectively, resulting in an increase in cash provided by operating activities of $28.0 million. The increase was primarily due to the receipt of prepayments for spodumene concentrate shipments that, as a result of declining lithium market prices after receipt, are recorded as current liabilities of $29.2 million as of December 31, 2023 and an increase in net income of $0.9 million, net of certain noncash items including gain on dilution, income (loss) from equity method investments, stock compensation expense, and deferred taxes.
Cash Flows from Investing Activities
Investing activities used $99.3 million and $59.8 million in the years ended December 31, 2023 and 2022, respectively, resulting in an increase in cash used in investing activities of $39.5 million. The increase was primarily due to an increase in capital contributions to equity investments of $12.2 million primarily relating to Sayona Quebec for additional investments to fund the NAL restart. Also contributing to the increase were increased capital expenditures of $25.9 million and $5.2 million for Tennessee Lithium and Carolina Lithium, respectively. These increases were partially offset by a decrease in cash advances of $3.6 million to Atlantic Lithium for Ewoyaa.
Cash Flows from Financing Activities
Financing activities provided $70.2 million and $121.3 million in the years ended December 31, 2023 and 2022, respectively, resulting in a decrease in cash provided of $51.0 million. The decrease in cash from financing activities was driven by a $51.3 million decrease in net cash proceeds from issuances of our common stock in the years ended December 31, 2023 compared to December 31, 2022. In February 2023, we received net proceeds of $71.1 million from LG Chem in exchange for 1,096,535 common shares in Piedmont Lithium in conjunction with a multi-year spodumene concentrate offtake agreement. In March 2022, we received net proceeds of $122.0 million by issuing 2,012,500 common shares under our automatic shelf registration.
Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations as of December 31, 2023 that we believe will affect cash over the next five years and thereafter:

(in thousands)	Total	Less than 1 year	1–3 years	3-5 years	Thereafter
Contractual obligations
Long-term debt obligations	$163	$149	$14	$—	$—
Lease liabilities	1,801	439	597	569	196
	$1,964	$588	$611	$569	$196
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

In August 2022, we signed a $4.1 million contract option to purchase land with the Industrial Development Board of the County of McMinn and the McMinn County of Economic Development Authority. In December 2023, this option agreement expired. We are currently in discussions with county officials to extend the option.
Off-Balance Sheet Arrangements
In 2023, we purchased a 132 acre disposal facility adjacent to the proposed Tennessee Lithium plant site for the placement of inert tailings produced as part of the innovative alkaline pressure leach process. The Tennessee Department of Environment and Conservation requires that closure and post-closure obligations of the disposal facility be covered by a surety bond. Surety bonds securing closure and post-closure obligations at December 31, 2023 and December 31, 2022 totaled $3.2 million and $0, respectively.
Critical Accounting Policies and Estimates
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
While our significant accounting policies are described in the notes to our consolidated financial statements included elsewhere in our Annual Report, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.
Revenue
For certain of our sales of spodumene concentrate, customer contracts allow for pricing based on a period of time subsequent to shipping, in most cases within the following four months. In such cases, revenue is recorded at a provisional price at the time of shipment. The provisionally priced sales are adjusted to reflect market prices at the end of each month until a final adjustment is made to the price of the shipments upon settlement with customers pursuant to the terms of the contract.
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
Equity-settled, share-based payments are provided to officers, employees, consultants and other advisors. These share-based payments are measured at the fair value of the equity instrument at the grant date. Fair value of share options is determined using the Black-Scholes option pricing model, taking into account the terms and conditions upon which the instruments were granted, and are disclosed in Note 4—Stock-Based Compensation, to the audited consolidated financial statements appearing elsewhere in our Annual Report. Fair value of TSR PRAs is determined using a Monte Carlo simulation. The Monte Carlo simulation fair value model requires the use of highly subjective and complex assumptions, including the price volatility of the underlying stock. A Monte Carlo simulation model was used to determine the grant date fair value by simulating a range of possible future stock prices for the Company and each member of the peer group over the performance period is disclosed in Note 4—Stock-Based Compensation, to the audited consolidated financial statements appearing elsewhere in our Annual Report.
We record stock-based compensation expense within both exploration costs, and general and administrative expenses in the statements of operations. Costs are allocated among those receiving the benefit based upon job function. There are certain employees who serve both functions, and therefore, their stock-based compensation expense is split between both financial statement lines in the consolidated statements of operations.
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
Our unconsolidated entities are accounted for by the equity method of accounting because we have a significant influence, but not control, in the investee. We record our investments in these entities in our consolidated balance sheets as “Equity investments in unconsolidated affiliates” and our pro-rata share of the entities’ earnings or losses in our consolidated statements of operations as “Gain (loss) from equity investments in unconsolidated affiliates.”
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
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
Our exposure to the risk of changes in market interest rates relates primarily to our cash and short-term deposits with a floating interest rate. These financial assets do not expose us to material cash flow interest rate risk. All other financial assets and liabilities, in the form of payables, lease liabilities, and long-term debt, are fixed rate or non-interest bearing. As of December 31, 2023 and 2022, we had $71.7 million, and $99.2 million, respectively, of cash and short-term deposits. We currently do not engage in any hedging or derivative transactions to manage interest rate risk.
Foreign Currency Risk
Our provisional spodumene concentrate sales are calculated, in part, based on the foreign exchange rate between the U.S. dollar and the Chinese renminbi over applicable quotational periods, and therefore, we are exposed to currency volatility and devaluation risks. Geopolitical tensions between the U.S. and China may lead to increased tariffs, preferences for local producers, some of which may be government-supported, or other trade barriers. The economic impact of currency exchange rate movements is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. While foreign currency risk has not had a material impact on our results of operations, we will continue to evaluate our risk exposure going forward and may enter into hedging transactions to manage our exposure to fluctuations in foreign currency exchange rates.
Commodity Price Risk
Our results of operations are dependent upon the market prices of lithium products. These lithium products are not quoted on any major commodities market or exchange as these product’s attributes vary and demand is currently constrained to a relatively limited number of purchasers, a significant majority of which are based in China. The market prices published for lithium products can be volatile and are influenced by numerous factors, including international, economic, and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities, increased production due to new extraction developments and improved extraction and production methods and technological changes in the markets for the end products.
We have not entered into any hedging transactions to manage our exposure to fluctuations in the market prices of lithium products. We will continue to evaluate our options moving forward as the futures market for lithium products further develops.

During the three months ending December 31, 2023, we received a provisional payment on sales of 14,000 dmt of spodumene concentrate under a provisional pricing arrangement. The price per metric ton is calculated based on multiple factors, including the average applicable market price index over the applicable quotational period. We recognize revenue from product sales at a point in time when performance obligations are satisfied under the terms of contracts with our customers. When the final price has not been resolved by the end of a reporting period, we estimate the expected sales price based on the initial price, market pricing and known quality measurements. Differences between payments received and the final estimated sales price, which results in a liability, are recorded as accrued provisional revenue adjustments.
We conduct a sensitivity analysis on our provisional concentrate sales still subject to final pricing to determine the potential impact to net income (loss) of a 10% change to the applicable market price index as compared to the applicable market price index as of December 31, 2023. Such a 10% change yields a potential impact of approximately $1.6 million to net income (loss).
Additionally, market prices of lithium products affect the economic feasibility of mining on our properties, the value of such properties and the potential timing of construction of Carolina Lithium and Tennessee Lithium.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See “Index to Consolidated Financial Statements” beginning on page F-1 of our Annual Report, which information is incorporated by reference into this Item 8.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
Item 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, under supervision and with the participation of our CEO (our Principal Executive Officer) and CFO (our Principal Financial Officer and Principal Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2023. Based on the evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. This assessment was performed under the direction and supervision of our CEO and CFO and based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO. Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls. Based on this assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in the COSO 2013 framework.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2023. Their report is included below.

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
Changes in Internal Control over Financial Reporting
Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Piedmont Lithium Inc.,
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Piedmont Lithium Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 28, 2024

Item 9B.    OTHER INFORMATION.
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.
Disclosure Pursuant to Item 2.01 of Form 8-K — Completion of Acquisition or Disposition of Assets
On February 26, 2024, we completed the sale of 1,249.8 million shares of Sayona Mining on market for an average of $0.03 per share. The shares sold represented approximately 12% of Sayona Mining’s outstanding shares and resulted in approximately $41.4 million in net cash proceeds.
As a result of the sale, Piedmont Lithium no longer holds shares of Sayona Mining and will record a loss on the sale of our investment in accordance with Accounting Standards Codification, or ASC 323-10-35-35, Investments - Equity Method and Joint Ventures.
We have included below the unaudited pro forma consolidated statement of operations for the year ended December 31, 2023 and the unaudited pro forma consolidated balance sheet as of December 31, 2023, which was derived from our consolidated balance sheet filed in this Annual Report on Form 10-K. The pro forma statements of operations give effect to the disposal as if it had occurred on January 1, 2023.
Disclosure Pursuant to Item 9.01 of Form 8-K — Financial Statements and Exhibits
PIEDMONT LITHIUM INC.
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2023
(In thousands)

	Year Ended December 31, 2023	Adjustments	Notes	Pro Forma
Revenue	$39,817	$—		$39,817
Costs of sales	34,138	—		34,138
Gross profit	5,679	—		5,679
Operating expenses:
Exploration costs	1,929	—		1,929
Selling, general and administrative expenses	43,319	—		43,319
Total operating expenses	45,248	—		45,248
Income (loss) from equity method investments	194	2,546	(a)	2,740
Loss from operations	(39,375)	2,546		(36,829)
Other income (expense):				—
Interest income	3,859	—		3,859
Interest expense	(39)	—		(39)
(Loss) gain from foreign currency exchange	(91)	—		(91)
Gain on dilution of equity method investments	16,975	(16,850)	(b)	125
Total other income (loss)	20,704	(16,850)		3,854
Loss before taxes	(18,671)	(14,304)		(32,975)
Income tax expense	3,106	(3,106)	(c)	—
Net loss	$(21,777)	$(11,198)		$(32,975)

PIEDMONT LITHIUM INC.
UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2023
(In thousands, except per share amounts

	December 31, 2023	Adjustments	Notes	Pro Forma
Assets
Cash and cash equivalents	$71,730	$41,422	(d)	$113,152
Accounts receivable	595	—		595
Other current assets	3,829	—		3,829
Total current assets	76,154	41,422		117,576
Property, plant and mine development, net	127,086	—		127,086
Other non-current assets	30,353	—		30,353
Equity method investments	147,662	(59,494)	(e)	88,168
Total assets	$381,255	$(18,072)		$363,183
				—
Liabilities and Stockholders’ Equity				—
Accounts payable and accrued expenses	11,754	—		11,754
Current portion of long-term debt	149	—		149
Other current liabilities	29,463	3,149	(f)	32,612
Total current liabilities	41,366	3,149		44,515
Long-term debt, net of current portion	14	—		14
Operating lease liabilities, net of current portion	1,091	—		1,091
Other non-current liabilities	431	—		431
Deferred tax liabilities	6,023	(6,023)	(g)	—
Total liabilities	48,925	(2,874)		46,051
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock; $0.0001 par value, 100,000 shares authorized; 19,272 and 18,073 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	2	—		2
Additional paid-in capital	462,899	—		462,899
Accumulated deficit	(126,844)	(16,204)	(h)	(143,048)
Accumulated other comprehensive loss	(3,727)	1,006	(i)	(2,721)
Total stockholders’ equity	332,330	(15,198)		317,132
Total liabilities and stockholders’ equity	$381,255	$(18,072)		$363,183
Notes to Unaudited Pro Forma Consolidated Financial Information
(a) Reflects the removal our $0.3 million loss from our equity method investment in Sayona Mining and $2.2 million loss on impairment of our investment in Sayona Mining
(b) Reflects the removal of the gain on dilution of our interest in Sayona Mining
(c) Reflects the income tax effects of the pro forma adjustments. The tax effect of the pro forma adjustments was calculated using the statutory rates in effect for the period presented.
(d) Reflects the total proceeds received for the sale of Sayona Mining stock in the first quarter of 2024
(e) Reflects the carrying amount of Sayona Mining as of the balance sheet date presented
(f) Reflects an estimated pro forma current tax liability arising as a result of the sale of the stock in Sayona Mining
(g) Reflects the reversal of the taxable temporary difference recorded with respect to the book-tax basis difference in our investment in Sayona Mining
(h) Reflects the estimated loss of approximately $16.2 million from the sale of Sayona Mining shares during the first quarter of 2024. This pro forma estimated loss was computed in accordance with ASC 323-10-35-35 as the difference between the selling price and the carrying amount of the stock sold as-of the date of the balance sheet, net of income tax effects as computed under ASC 740. The actual loss will be determined using our actual carrying amount of Sayona Mining on the dates of sale which will reflect our proportional share of income or loss for the first quarter of 2024, inclusive of activity not reflected due to our lag in accounting for equity method investee activity. We are not able to estimate the actual loss until we determine the actual balances of our carrying amounts, which will be completed during the quarter ending March 31, 2024. The actual loss may differ materially from the pro forma estimated loss shown herein.

The computation of the pro forma estimated loss has not been reflected in the pro forma consolidated statement of operations because it is considered to be nonrecurring in nature.

The computation of the pro forma estimated loss was computed as follows (in thousands):

Proceeds from sale of securities	$41,422
Less: carrying amount of Sayona Mining	(59,494)
Realized other comprehensive loss	(1,228)
Pro forma estimated loss before tax	(19,300)
Pro forma income tax benefit	(3,096)
Pro forma estimated loss, net of tax	$(16,204)

(i) This adjustment reflects the realization of our share of Sayona Mining’s adjustments for other comprehensive income and our cumulative translation loss on the investment in Sayona Mining.
Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.
Item 11.     EXECUTIVE COMPENSATION.
Our Board of Directors adopted a clawback policy in August 2023. That policy was filed as an exhibit to this Form 10-K as exhibit 97.1 All additional information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    EXHIBITS.
1. Financial Statements
See “Index to Consolidated Financial Statements” beginning on page F-1 of our Annual Report, which information is incorporated by reference into this Item 15.
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

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Piedmont Lithium Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed on May 18, 2021)
3.2	Amended and Restated Bylaws of Piedmont Lithium Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12B filed on May 18, 2021)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 the Company’s Annual Report on Form 10-K filed on September 24, 2021)
10.1+	Piedmont Lithium Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2021)
10.2+	Executive Employment Agreement, dated as of September 22, 2021, by and between Keith Phillips, Piedmont Lithium Inc. and Piedmont Lithium Carolinas, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on September 24, 2021)
10.3+	Executive Employment Agreement, dated as of June 4, 2021, by and between Michael White and Piedmont Lithium Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2021)
10.4+	Executive Employment Agreement, dated as of September 22, 2021, by and between Bruce Czachor and Piedmont Lithium Inc. and Piedmont Lithium Carolinas, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on September 24, 2021)
10.5+	Executive Employment Agreement, dated as of September 22, 2021, by and between Patrick Brindle and Piedmont Lithium Inc. and Piedmont Lithium Carolinas, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on September 24, 2021)
10.6+	Executive Employment Agreement, dated as of December 8, 2022, by and between Krishna Y. McVey and Piedmont Lithium Inc. and Piedmont Lithium Carolinas, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 1, 2023)
10.7+	Executive Employment Agreement, dated as of December 8, 2022, by and between Austin D. Devaney and Piedmont Lithium Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on March 1, 2023)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche, LLP
23.2*	Consent of BDO Audit Pty Ltd
23.3*	Consent of Nexia Brisbane Audit Pty Ltd
23.4*	Consent of Qualified Person (Shaun Searle) (with respect to the Technical Report Summary of a Feasibility Study of the Ewoyaa Lithium Project in Ghana, dated February 26, 2024)
23.5*	Consent of Qualified Person (Harry Warries) (with respect to the Technical Report Summary of a Feasibility Study of the Ewoyaa Lithium Project in Ghana, dated February 26, 2024)
23.6*	Consent of Qualified Person (Keith Muller) (with respect to the Technical Report Summary of a Feasibility Study of the Ewoyaa Lithium Project in Ghana, dated February 26, 2024)
23.7*	Consent of Qualified Person (Noel O’Brien) (with respect to the Technical Report Summary of a Feasibility Study of the Ewoyaa Lithium Project in Ghana, dated February 26, 2024)

23.8*	Consent of Qualified Person (Lennard Kolff van Oosterwijk) (with respect to the Technical Report Summary of a Feasibility Study of the Ewoyaa Lithium Project in Ghana, dated February 26, 2024)
23.9*	Consent of Qualified Person (Sylvain Collard) (with respect to the North American Lithium Technical Report Summary, dated February 27, 2024)
23.10*	Consent of Qualified Person (Jarrett Quinn) (with respect to the North American Lithium Technical Report Summary, dated February 27, 2024)
23.11*	Consent of Qualified Person (Ehouman N’Dah) (with respect to the North American Lithium Technical Report Summary, dated February 27, 2024)
23.12*	Consent of Qualified Person (Philippe Chabot) (with respect to the North American Lithium Technical Report Summary, dated February 27, 2024)
23.13*	Consent of Qualified Person (Sylvain Collard) (with respect to the Authier Technical Report Summary, dated February 27, 2024)
23.14*	Consent of Qualified Person (Jarrett Quinn) (with respect to the Authier Technical Report Summary, dated February 27, 2024)
23.15*	Consent of Qualified Person (Maxime Dupere) (with respect to the Authier Technical Report Summary, dated February 27, 2024)
23.16*	Consent of Qualified Person (Philippe Chabot) (with respect to the Authier Technical Report Summary, dated February 27, 2024)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
96.1	Amended Technical Report Summary of the Carolina Lithium Project, dated April 20, 2023 (incorporated by reference to Exhibit 96.3 to the Company’s Annual Report on Form 10-K/A filed on April 24, 2023)
96.2*	Technical Report Summary of a Feasibility Study of the Ewoyaa Lithium Project in Ghana, dated February 26, 2024
96.3*	North American Lithium Technical Report Summary, dated February 27, 2024
96.4*	Authier Technical Report Summary, dated February 27, 2024
97.1*	Clawback Policy
99.1	Consolidated Financial Statements of Atlantic Lithium Lithium and its subsidiaries, for the year ended June 30, 2022 and 2021 (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed on March 1, 2023)
99.2	Consolidated Financial Statements of Sayona Mining Limited and its controlled entities, for the year ended June 30, 2022 and 2021 (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K filed on March 1, 2023)
99.3*	Unaudited Consolidated Financial Statements of Atlantic Lithium and its subsidiaries, for the year ended June 30, 2023 and 2022
99.4*	Consolidated Financial Statements of Sayona Mining Limited and its controlled entities, for the year ended June 30, 2023 and 2022
101.INS*	XBRL Instance Document - - embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).
__________________________
*Filed herewith.
+    Indicates management contract or compensatory plan.
Item 16.    ANNUAL REPORT ON FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Piedmont Lithium Inc.
(Registrant)

Date: February 28, 2024	By:	/s/ Michael White
Michael White
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Keith Phillips	President and Chief Executive Officer	February 28, 2024
Keith Phillips	(Principal Executive Officer)

/s/ Michael White	Executive Vice President and Chief Financial Officer	February 28, 2024
Michael White	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jeffrey Armstrong	Chairman and Director	February 28, 2024
Jeffrey Armstrong

/s/ Jorge Beristain	Director	February 28, 2024
Jorge Beristain

/s/ Claude Demby	Director	February 28, 2024
Claude Demby

/s/ Christina Alvord	Director	February 28, 2024
Christina Alvord

/s/ Michael Bless	Director	February 28, 2024
Michael Bless

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Piedmont Lithium Inc.,
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Piedmont Lithium Inc. and subsidiaries (the "Company") as of December 31, 2023, and 2022, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows, for each of the two years in the period ended December 31, 2023 and 2022, the six-month period ended December 31, 2021, and the year ended June 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years ended December 31, 2023 and 2022, the six months ended December 31, 2021, and the year ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition – Provisional Revenue Adjustments – Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
The Company recognizes revenue from product sales at a point in time when performance obligations are satisfied under the terms of contracts with their customers. A performance obligation is deemed to be satisfied when control of the product is transferred to their customers, which is typically upon delivery to the shipping carrier. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods. The Company is subject to provisional revenue adjustments associated with commodity price fluctuations for their spodumene concentrate sales, which are accounted for as variable consideration under ASC 606 – Revenue from Contracts with Customers. These adjustments require estimation until final settlement of the contract. When the final price has not been resolved by the end of a reporting period, the Company estimates the expected sales price based on the pricing terms within the relevant contract, current market pricing information, and known quality measurements, as applicable. Revenue is recognized to the extent it is probable a significant reversal of revenue will not occur when the final price is resolved.
Auditing the Company's estimates of variable consideration required extensive audit effort and a high degree of auditor judgment. For these reasons we identified the measurement of provisional revenue adjustments as a critical audit matter.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the measurement of provisional revenue adjustments included the following, among others:

•We evaluated the design and tested the operating effectiveness of controls the Company has in place relating to reviewing customer contracts to identify price adjustment clauses and estimating variable consideration.
•We evaluated the Company's accounting policy with respect to revenue recognition and variable consideration, as well as its process for identifying contracts that include potential price adjustment clauses.
•We selected all contracts with customers that included potential price adjustment clauses and performed the following:
•We read the customer contract to develop an understanding of clauses that could give rise to variable consideration and evaluated whether the Company's accounting conclusions with respect to those clauses were reasonable.
•We obtained and tested the mathematical accuracy of the Company's calculations of provisional adjustment. In making this evaluation we considered both the terms included in the customer contract and the Company's historical experience in estimating provisional adjustments.
•Evaluated the provisional adjustment estimate by developing a range of independent estimates and comparing our estimates to those used by management.
•Evaluated the appropriateness and consistency of the methods and assumptions used by management to develop the provisional adjustment estimate.
•We evaluated management’s footnotes disclosures regarding the Company’s accounting policies for provisional revenue adjustments and measuring variable consideration, and corresponding amounts recorded in the financial statements for the year ended December 31, 2023.
Accounting for Equity Method Investments – Refer to Notes 2 and 9 to the financial statements
Critical Audit Matter Description
The Company applies the equity method of accounting for investments in which they have significant influence as contemplated within Accounting Standards Codification (ASC) Topic 323 – “Investments – Equity Method and Joint Ventures.” Management has determined that they have significant influence over the Sayona Mining Limited, Sayona Quebec Inc., Atlantic Lithium Limited, and Vinland Lithium Inc. investments, and therefore have accounted for these investments in accordance with ASC Topic 323. The application of the accounting model under ASC Topic 323 requires an enhanced amount of professional judgment by management, including the initial determination and periodic reassessment of the ability to exert significant influence over the investee, evaluating the financial reporting impacts of foreign currency translation, changes in the value of the Company’s investments due to dilutive equity transactions by the investees, and the required financial statement disclosures. As of December 31, 2023, the Company has approximately $147.7 million recorded as investments in unconsolidated affiliates on its balance sheet, representing approximately 39% of total assets.
We identified the accounting for equity method investments as a critical audit matter due to the judgments made by management in applying the provisions of ASC 323 to investee-level transactions which impact either the ownership or valuation of its equity method investments. We performed audit procedures to evaluate the reasonableness of management’s conclusions based on current year facts and circumstances, which required a high degree of auditor judgment and an increased extent of effort, including the need to involve our equity method investment accounting specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accounting for equity method investments included the following, among others:
•We evaluated the design and tested the operating effectiveness of management’s controls over its equity method investments in unconsolidated affiliates during the year ended December 31, 2023.
•We evaluated the Company’s disclosures related to equity method investments, including a comparison of the footnote disclosures per the Form 10-K to other comparable disclosures in SEC filings.
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
February 28, 2024
We have served as the Company’s auditor since 2021.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,		Six Months Ended December 31, 2021	Year Ended June 30, 2021
	2023	2022
Revenue	$39,817	$—	$—	$—
Costs of sales	34,138	—	—	—
Gross profit	5,679	—	—	—
Exploration costs	1,929	1,939	9,629	10,875
Selling, general and administrative expenses	43,319	29,449	10,956	8,861
Total operating expenses	45,248	31,388	20,585	19,736
Income (loss) from equity method investments	194	(8,352)	(642)	(65)
Loss from operations	(39,375)	(39,740)	(21,227)	(19,801)
Interest income	3,859	1,153	—	4
Interest expense	(39)	(116)	(113)	(271)
(Loss) gain from foreign currency exchange	(91)	(88)	(8)	74
Gain on dilution of equity method investments	16,975	28,955	—	—
Total other income (loss)	20,704	29,904	(121)	(193)
Loss before taxes	(18,671)	(9,836)	(21,348)	(19,994)
Income tax expense	3,106	3,139	—	—
Net loss	$(21,777)	$(12,975)	$(21,348)	$(19,994)

Basic and diluted net loss per weighted-average share	$(1.14)	$(0.74)	$(1.35)	$(1.48)
Basic and diluted weighted-average shares outstanding	19,033	17,518	15,869	13,551

The accompanying notes are an integral part of these financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,		Six Months Ended December 31, 2021	Year Ended June 30, 2021
	2023	2022
Net loss	$(21,777)	$(12,975)	$(21,348)	$(19,994)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment of equity method investments(1)	1,570	(4,631)	162	(31)
Other comprehensive income (loss), net of tax	1,570	(4,631)	$162	(31)
Comprehensive loss	$(20,207)	$(17,606)	$(21,186)	$(20,025)
__________________________
(1)Foreign currency translation adjustment of equity method investments is presented net of tax (expense) benefit of $(36) and $258 for the years ended December 31, 2023 and 2022, respectively. We did not reflect a tax expense during the six months ended December 31, 2021 and year ended June 30, 2021, because we had a full tax valuation allowance in impacted jurisdictions during these periods.

The accompanying notes are an integral part of these financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$71,730	$99,247
Accounts receivable	595	—
Other current assets	3,829	2,612
Total current assets	76,154	101,859
Property, plant and mine development, net	127,086	71,541
Other non-current assets	30,353	18,873
Equity method investments	147,662	95,648
Total assets	$381,255	$287,921

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$11,754	$12,862
Current portion of long-term debt	149	425
Other current liabilities	29,463	124
Total current liabilities	41,366	13,411
Long-term debt, net of current portion	14	163
Operating lease liabilities, net of current portion	1,091	1,177
Other non-current liabilities	431	—
Deferred tax liabilities	6,023	2,881
Total liabilities	48,925	17,632
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock; $0.0001 par value, 100,000 shares authorized; 19,272 and 18,073 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	462,899	381,242
Accumulated deficit	(126,844)	(105,658)
Accumulated other comprehensive loss	(3,727)	(5,297)
Total stockholders’ equity	332,330	270,289
Total liabilities and stockholders’ equity	$381,255	$287,921
The accompanying notes are an integral part of these financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,		Six Months Ended December 31, 2021	Year Ended June 30, 2021
	2023	2022
Cash flows from operating activities:
Net loss	$(21,777)	$(12,975)	$(21,348)	$(19,994)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	9,516	3,490	2,003	1,319
(Income) loss from equity method investments	(194)	8,352	642	65
Gain on dilution of equity method investments	(16,975)	(28,955)	—	—
Deferred taxes	3,106	3,139	—	—
Depreciation and amortization	272	74	9	12
Noncash lease expense	245	106	78	143
Loss on sale of property, plant and mine development	—	12	—	—
Unrealized loss on investment	—	30	—	—
Changes in operating assets and liabilities:
Accounts receivable	(595)	—	—	—
Other assets	(1,021)	(201)	(717)	(1,385)
Operating lease liabilities	(220)	(97)	(81)	(144)
Accounts payable	(1,281)	1,413	(1,299)	1,771
Accrued expenses and other current liabilities	30,494	(837)	3,039	1,956
Net cash provided by (used in) operating activities	1,570	(26,449)	(17,674)	(16,257)
Cash flows from investing activities:
Capital expenditures	(56,723)	(25,732)	(12,499)	(18,207)
Advances to affiliates	(9,361)	(13,006)	(4,310)	—
Investments in equity method investments	(33,239)	(21,062)	(43,604)	(16,358)
Net cash used in investing activities	(99,323)	(59,800)	(60,413)	(34,565)
Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	71,084	122,059	—	174,964
Proceeds from exercise of stock options	—	279	557	349
Principal payments on long-term debt	(426)	(1,087)	(877)	(696)
Payments to tax authorities for employee stock-based compensation	(422)	—	—	—
Net cash provided by (used in) financing activities	70,236	121,251	(320)	174,617
Net (decrease) increase in cash	(27,517)	35,002	(78,407)	123,795
Cash and cash equivalents at beginning of period	99,247	64,245	142,652	18,857
Cash and cash equivalents at end of period	$71,730	$99,247	$64,245	$142,652

Supplemental disclosure of cash flow information:
Noncash capital expenditures in accounts payable and accrued expenses	$3,955	$5,557	$—	$—
Cash paid for interest	39	115	113	289
Stock issuance in lieu of cash	1,837	—	—	—
Capitalized stock-based compensation	233	282	—	—
Noncash acquisitions of mining interests financed by sellers	—	—	241	690

The accompanying notes are an integral part of these financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
June 30, 2020	10,357	$1	$76,188	$(51,589)	$(797)	$23,803
Issuance of common stock, net	5,250	1	174,964	—	—	174,965
Stock-based compensation, net of forfeitures	—	—	1,319	—	—	1,319
Shares issued for exercise/vesting of share-based compensation awards	153	—	349	—	—	349
Expiration of stock options	—	—	(248)	248	—	—
Conversion of performance rights	5	—	—	—	—	—
Equity method investments adjustments in other comprehensive income (loss), net of tax	—	—	—	—	(31)	(31)
Net loss	—	—	—	(19,994)	—	(19,994)
June 30, 2021	15,765	2	252,572	(71,335)	(828)	180,411
Stock-based compensation, net of forfeitures	—	—	2,003	—	—	2,003
Shares issued for exercise/vesting of stock-based compensation awards	104	—	557	—	—	557
Conversion of performance rights	25	—	—	—	—	—
Equity method investments adjustments in other comprehensive income (loss), net of tax	—	—	—	—	162	162
Net loss	—	—	—	(21,348)	—	(21,348)
December 31, 2021	15,894	2	255,132	(92,683)	(666)	161,785
Issuance of common stock, net of issuance costs	2,013	—	122,059	—	—	122,059
Stock-based compensation, net of forfeitures	—	—	3,772	—	—	3,772
Shares issued for exercise/vesting of stock-based compensation awards	166	—	279	—	—	279
Equity method investments adjustments in other comprehensive income (loss), net of tax	—	—	—	—	(4,631)	(4,631)
Net loss	—	—	—	(12,975)	—	(12,975)
December 31, 2022	18,073	2	381,242	(105,658)	(5,297)	270,289
Issuance of common stock, net of issuance costs	1,160	—	72,921	—	—	72,921
Stock-based compensation, net of forfeitures	—	—	9,749	—	—	9,749
Expiration of stock options	—	—	(591)	591	—	—
Shares issued for exercise/vesting of stock-based compensation awards	50	—	—	—	—	—
Shares surrendered for tax obligations for stock-based transactions	(11)	—	(422)	—	—	(422)
Equity method investments adjustments in other comprehensive income (loss), net of tax	—	—	—	—	1,570	1,570
Net loss	—	—	—	(21,777)	—	(21,777)
December 31, 2023	19,272	$2	$462,899	$(126,844)	$(3,727)	$332,330
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
Our portfolio of wholly-owned projects includes Tennessee Lithium, a proposed merchant lithium hydroxide manufacturing plant in McMinn County, Tennessee, and Carolina Lithium, a proposed, fully integrated spodumene ore-to-lithium hydroxide project in Gaston County, North Carolina. The balance of our project portfolio includes strategic investments in lithium assets in Quebec, Canada, including the operating NAL mine, in Ghana, West Africa with Atlantic Lithium, including Ewoyaa, and in Newfoundland, Canada with Vinland Lithium.
Basis of Presentation
Our consolidated financial statements and related notes have been prepared on the accrual basis of accounting in conformity with U.S. GAAP and in conformity with the rules and regulations of the SEC. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our reporting currency is U.S. dollars, and we operate on a calendar fiscal year. These consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are considered necessary for a fair statement of the results of operations, financial position, and cash flows for the periods presented.
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
Risk and Uncertainties
We are subject to a number of risks similar to those of other companies of similar size in our industry, including, but not limited to, the success of our exploration and development activities, success of our equity method investments in international projects, permitting and construction delays, the need for additional capital or financing to fund operating losses, competition from substitute products and services, protection of proprietary technology, litigation, and dependence on key individuals.
We have accumulated deficits of $126.8 million and $105.7 million as of December 31, 2023 and December 31, 2022, respectively. We have cash available on hand and believe this cash will be sufficient to fund our operations and meet our obligations as they come due for at least one year from the date these consolidated financial statements are issued. In the event our cash requirements change during the next twelve months, management has the ability and commitment to make corresponding changes to our operating expenses, capital expenditures, and investments as necessary. We may continue to incur investing net cash outflows associated with, among other things, funding capital projects, development-stage technical studies, permitting activities associated with our projects, funding our expected commitments in Quebec and Ghana, maintaining and acquiring exploration properties and undertaking ongoing exploration activities. Our long-term success is dependent upon our ability to successfully raise additional capital or financing or enter into strategic partnership opportunities. Our long-term success is also dependent upon our ability to obtain certain permits and approvals, develop our planned portfolio of projects, earn revenues, and achieve profitability.
Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Exploration Costs
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

Stock-based Compensation
We record stock-based compensation in accordance with ASC Topic 718, “Stock Compensation.” Equity-settled stock-based payments are provided to directors, officers, employees, consultants and other advisors. These stock-based payments are measured at the fair value of the equity instrument at the grant date in accordance with ASC Topic 718. Fair value is determined using the Black-Scholes valuation model as well as the Monte Carlo simulation. We have applied a graded (tranche-by-tranche) attribution method and record stock-based compensation expense on an accelerated basis over the vesting period of the share award. Forfeitures are accounted for in the period incurred.
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
Measurement of Fair Value
Our material financial instruments consist primarily of cash and cash equivalents, investments in equity securities, trade and other payables, and long-term debt as follows:
•Long-term debt—As of December 31, 2023 and 2022, we had $0.2 million and $0.6 million, respectively, of principal debt outstanding associated with seller financed loans. The carrying value of our long-term debt approximates its estimated fair value.
•As of December 31, 2023 and 2022, we had $0.5 million and $0.5 million, respectively, of investments in equity securities which are recorded at fair value based on Level 3 inputs. See Note 10—Other Assets and Liabilities.
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

We intend to continue maintaining a valuation allowance on our deferred tax assets if, in our judgement, it appears that it is more likely than not that all or some portion of the asset will not be realized. When assessing the need for a valuation allowance, we considered all available evidence, including all potential sources of taxable income, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as any other available and relevant information. Existing valuation allowances are re-examined each period. If it were determined that it is more likely than not that a deferred tax asset will be realized, the appropriate amount of the valuation allowance, if any, would be released in the period this determination is made.
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
Equity Method Investments
We apply the equity method of accounting for investments when we have significant influence, but not controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions, operational decision-making authority, and material intercompany transactions. In applying the equity method, we record the investment at cost and subsequently increase or decrease the carrying amount of the investment by our proportionate share of the net earnings or losses and other comprehensive income of the investee, adjusted for differences between their local GAAP and U.S. GAAP. Our investment balance is also adjusted for currency translation adjustments representing fluctuations between the functional currency of the investees. The carrying value of our equity method investments is reported as “Equity method investments”, adjustments related to foreign currency adjustments and our proportional shares of other comprehensive income (loss) is reported in “Accumulated other comprehensive loss” in our consolidated balance sheets. For all equity method investments, we record our share of an investee’s income or loss on a one quarter lag. We evaluate material events occurring during the quarter lag to determine whether the effects of such events should be disclosed in our financial statements. We classify distributions received from equity method investments using the cumulative earnings approach on our consolidated statements of cash flows. A change in our proportionate share of an investee’s equity resulting from issuance of common shares or in-substance common shares by the investee to third parties is recorded as a gain or loss in our consolidated statements of operations in accordance with ASC Topic 323, “Investments-Equity Method and Joint Ventures,” (Subtopic 10-40-1). We assess investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, then we record a loss as a component of our share of earnings or losses of the equity method investee in the current period. There were $2.2 million in impairment losses for the year ended December 31, 2023. No impairment losses were recorded on equity method investments for any other period presented. See Note 9—Equity Method Investments for further information on our equity method investments.
Leases
We account for leases in accordance with ASC Topic 842, “Leases,” which requires lessees to recognize lease liabilities and ROU assets on the balance sheet for contracts that provide lessees with the right to control the use of identified assets. As part of this adoption, we made certain accounting policy elections which are detailed in the recently adopted accounting pronouncements sub-section in Note 12—Leases, to the consolidated financial statements in our Annual Report. We evaluate whether our contractual arrangements contain leases at the inception of such arrangements. Specifically, management considers whether we control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the asset.
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
Our lease agreements may include options to extend the lease term or to terminate the lease early. We include options to extend or terminate leases upon determination of the ROU lease asset and liability when we are reasonably certain we will exercise these options. Operating lease expense attributable to lease payments is recognized on a straight-line basis over the lease term and is included in “Selling, general and administrative expenses” in the consolidated statements of operations.

We evaluate ROU assets for impairment consistent under our impairment of long-lived assets policy. We had no sales-type or finance leases as of December 31, 2023 and 2022.
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
Mine Development
Mine development assets include engineering and metallurgical test-work, drilling and other related costs to delineate an ore body, and the removal of overburden to initially expose an ore body at open pit surface mines. Costs incurred before mineral resources are classified as proven and probable reserves are expensed and recorded to “Exploration costs” in our statements of operations. Capitalization of mine development project costs begins once mineral resources are classified as proven and probable reserves. Drilling and related costs are capitalized for an ore body where proven and probable reserves exist and the activities are directed at obtaining additional information on the ore body or converting mineralized material to proven and probable reserves. All other drilling and related costs are expensed as incurred. The cost of removing overburden and waste materials to access the ore body at an open pit mine prior to the production phase are referred to as pre-stripping costs. Pre-stripping costs will be capitalized during the development of an open pit mine. The removal, production, and sale of de minimis salable materials may occur during the development phase of an open pit mine and are assigned incremental mining costs related to the removal of that material. Mine development assets will be depleted using the units-of-production method based on estimated recoverable metric tons in proven and probable reserves. To the extent that these costs benefit an entire ore body, they will be depleted over the estimated life of the ore body. As of December 31, 2023, we had no wholly owned projects in the production phase, and we did not record depletion expense for any of our mine development assets.
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
Recoverability of assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by an asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized at the amount by which the carrying amount exceeds the estimated fair value of the asset. The estimated fair value is determined using a discounted cash flow analysis. Any impairment in value is recognized as an expense in the period when the impairment occurs. We did not recognize impairment charges associated with long-lived assets for the years ended December 31, 2023 and 2022, the six months ended December 31, 2021 and the year ended June 30, 2021.
Asset Retirement Obligations
We follow the provisions of ASC Topic 410, “Asset Retirement and Environmental Obligations,” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. We record the fair value of a liability for an asset retirement obligation as an asset and liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The legal obligation to perform the asset retirement activity is unconditional, even though uncertainty may exist about the timing and/or method of settlement that may be beyond the entity’s control. See Note 15—Commitments and Contingencies.
Recently Issued and Adopted Accounting Pronouncements
We have considered the applicability and impact of accounting pronouncements that have been issued by the FASB and other standard setting organizations which are not yet effective and which we have not yet adopted. The impact on our financial position and results of operations from adoption of these standards is not expected to be material.
3.REVENUE
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
In the year ended December 31, 2023, three customers accounted for 100% of total revenue. All of the sales related to these three customers originated in North America. We evaluate the collectability of our accounts receivable on an individual customer basis. We had no reserve for uncollectible accounts as of December 31, 2023.
There are no contract assets or contract liabilities as of December 31, 2023.
Revenue for the year ended December 31, 2023 is reflected in the following table:

(in thousands)
Spodumene concentrate sales	$54,898
Provisional revenue adjustments	(15,081)
Revenue	$39,817

We are subject to provisional revenue adjustments associated with commodity price fluctuations for our spodumene concentrate sales. These adjustments are unknown until final settlement.
There was no revenue during the year ended December 31, 2022, the six months ended December 31, 2021 or the year ended June 30, 2021.
4.STOCK-BASED COMPENSATION
Stock Incentive Plans
The Stock Incentive Plan authorized the grant of stock options, stock appreciation rights, restricted stock units and restricted stock, any of which may be performance-based. Our Leadership and Compensation Committee determines the exercise price for stock options and the base price of stock appreciation rights, which may not be less than the fair market value of our common stock on the date of grant. Generally, stock options or stock appreciation rights vest after three years of service and expire at the end of ten years. PRAs vest upon achievement of certain pre-established performance targets that are based on specified performance criteria over a performance period. As of December 31, 2023, 2,188,648 shares of common stock were available for issuance under our Stock Incentive Plan.
We include the expense related to stock-based compensation in the same financial statement line item as cash compensation paid to the same employee. As of December 31, 2023, we had remaining unvested stock-based compensation expense of $7.5 million to be recognized through December 2025. Additionally, and if applicable, we capitalize personnel expenses attributable to the development of our mine and construction of our plants, including stock-based compensation expenses. We recognize share-based award forfeitures as they occur.
Stock-based compensation related to all stock-based incentive plans is presented in the following table:

	Years Ended December 31,		Six Months Ended December 31, 2021	Year Ended June 30, 2021
(in thousands)	2023	2022
Components of stock-based compensation:
Stock-based compensation	$9,770	$4,631	$2,003	$1,319
Stock-based compensation forfeitures	(21)	(859)	—	—
Stock-based compensation, net of forfeitures	$9,749	$3,772	$2,003	$1,319

Presentation of stock-based compensation in the consolidated financial statements:
Exploration costs	$154	$161	$688	$495
Selling, general and administrative expenses	9,362	3,329	1,315	824
Stock-based compensation expense, net of forfeitures(1)	9,516	3,490	2,003	1,319
Capitalized stock-based compensation(2)	233	282	—	—
Stock-based compensation, net of forfeitures	$9,749	$3,772	$2,003	$1,319
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
The following assumptions were used to estimate the fair value of stock options granted during the periods presented below:

	Years Ended
	December 31, 2023	December 31, 2022	June 30, 2021
Expected life of options (in years)	6.2 - 6.4	5.3 - 6.4	5.3 - 6.3
Risk-free interest rate	3.9% - 4.2%	1.1% - 3.4%	0.9% - 1.2%
Assumed volatility	40%	50%	50%
Expected dividend rate	0%	0%	0%
There were no stock options granted during the six months ended December 31, 2021.
Restricted Stock Unit Awards
RSUs are granted to employees and non-employee directors based on the market price of our common stock on the grant date and recognized as stock-based compensation expense over the vesting period, subject to the passage of time and continued service during the vesting period. In some instances, awards may vest concurrently with or following an employee’s termination.
Performance Rights Awards
As of December 31, 2023, there were approximately 22,000 unvested Milestone PRAs and 64,000 unvested TSR PRAs. The awards become eligible to vest only if the goals are achieved and will vest only if the grantee remains employed by the Company through each applicable vesting date, subject to certain accelerated vesting terms for qualified terminations. Each performance right converts into one share of common stock upon vesting of the performance right.
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
The following assumptions were used in the Monte Carlo simulation for TSR PRAs granted during the year ended December 31, 2023:

Expected term (in years)	1 - 3
Risk-free interest rate	4.9%
Assumed volatility	60.0%
Expected dividend yield	—

A summary of activity relating to our share-based awards is reflected in the following table:

(in thousands)	Stock Option Awards	Weighted- Average Exercise Price (per share)	Restricted Stock Units	Weighted- Average Grant-Date Fair Value (per share)	Performance Rights Awards	Weighted- Average Grant-Date Fair Value (per share)
June 30, 2020	536	$16.88	—	$—	50	$5.20
Granted	135	35.14	37	64.08	10	6.50
Exercised or surrendered	(15)	12.38	—	—	—	—
Expired/Vested	(263)	15.97	—	—	—	—
June 30, 2021	393	21.16	37	64.08	60	5.42
Granted	—	—	14	59.17	—	6.50
Exercised or surrendered	(120)	13.93	—	—	—	—
Forfeited	—	—	—	—	(5)	6.50
Expired/Vested	—	—	—	—	(25)	5.20
December 31, 2021	273	24.34	51	59.17	30	5.42
Granted	195	55.00	29	54.24	49	54.13
Exercised or surrendered	(183)	14.92	(26)	58.33	—	—
Forfeited	(20)	38.74	(18)	66.77	(35)	12.20
Expired/Vested	—	65.00	—	—	—	—
December 31, 2022	265	52.23	36	57.12	44	54.27
Granted	72	67.50	71	60.94	69	100.57
Exercised or surrendered	(2)	30.94	(25)	58.65	(22)	54.27
Forfeited	—	—	(2)	51.81	(5)	62.56
Expired/Vested	(40)	30.94	—	—	—	—
December 31, 2023	295	$58.99	80	$60.07	86	$90.80

Vested at December 31, 2023	76	$58.65

	December 31, 2023
(in thousands)	Option Shares Outstanding	Option Shares Vested
Weighted average remaining contractual term (in years)	6	8
Aggregate intrinsic value of share options	$—	$—
5.EMPLOYEE BENEFIT PLAN
Our employees may participate in the 401(k) Plan, a defined contribution plan which qualifies under Section 401(k) of the Internal Revenue Code. The 401(k) Plan was effective January 1, 2022. Participating employees may contribute up to 100% of their pre-tax earnings up to the statutory limit.
401(k) matching contribution expenses is included in “Selling, general and administrative expenses” in our consolidated statements of operations as follows:

	Years Ended December 31,		Six Months Ended December 31, 2021	Year Ended June 30, 2021
(in thousands)	2023	2022
401(k) matching contribution expenses	$262	$236	$78	$147
F-18

6.EARNINGS PER SHARE
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
Basic and diluted net loss per share is reflected in the following table:

	Years Ended December 31,		Six Months Ended December 31, 2021	Year Ended June 30, 2021
(in thousands, except per share amounts)	2023	2022
Net loss	$(21,777)	$(12,975)	$(21,348)	$(19,994)
Weighted-average number of common shares used in calculating basic and dilutive loss per share	19,033	17,518	15,869	13,551
Basic and diluted net loss per weighted-average share	$(1.14)	$(0.74)	$(1.35)	$(1.48)
Potentially dilutive shares were not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive in those periods. PRAs were not included as their performance obligations had not been met. The potentially dilutive and anti-dilutive shares not included in diluted net loss per share are presented in the following table:

	Years Ended December 31,		Six Months Ended December 31, 2021	Year Ended June 30, 2021
(in thousands)	2023	2022
Stock options	295	265	273	393
RSUs	80	36	51	37
PRAs	86	44	30	60
Total potentially dilutive shares	461	345	354	490
7. INCOME TAXES
Loss before income taxes and current and deferred income tax expense are composed of the following:

	Years Ended December 31,		Six Months Ended December 31, 2021	Year Ended June 30, 2021
(in thousands)	2023	2022
Loss before income taxes:
Domestic	$(30,116)	$(31,651)	$(20,657)	$(17,601)
Foreign	11,445	21,815	(691)	(2,393)
Total	$(18,671)	$(9,836)	$(21,348)	$(19,994)

The reconciliation of the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	Years Ended December 31,		Six Months Ended December 31, 2021	Year Ended June 30, 2021
(in thousands)	2023	2022
Pre-tax loss	$(18,671)	$(9,836)	$(21,348)	$(19,994)
Benefit at statutory rate (21%)	(3,921)	(2,065)	(4,483)	(4,199)
Foreign rate differential	766	1,963	(62)	(22)
Non-deductible transaction costs	—	—	—	300
U.S. inclusion of foreign earnings	265	—	—	—
Executive compensation	1,022	421	143	—
Research and development tax credit	(391)	—	—	—
Permanent items	298	(583)	(246)	141
Foreign exchange differences	—	(840)	17	—
Branch deferred taxes	1,749	4,003	—	—
State taxes	960	511	509	(986)
Other adjustments	—	—	290	—
Change in valuation allowance	2,358	(271)	3,832	4,766
Income tax expense	$3,106	$3,139	$—	$—
Tax expense for the years ended December 31, 2023 and 2022 related entirely to foreign deferred taxes.
Deferred income tax assets and liabilities recorded in the consolidated balance sheets consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Deferred tax assets
Accrued expenditures	$773	$887
Exploration expenditures	363	168
Stock-based compensation	1,593	895
Tax carryforwards	26,693	21,851
Other deferred tax assets	1,556	1,432
Gross deferred tax assets	30,978	25,233
Valuation allowance	(19,791)	(17,751)
Deferred tax assets	$11,187	$7,482
Deferred tax liabilities
Equity method investments	$(16,164)	$(9,440)
Other deferred tax liabilities	(1,046)	(923)
Deferred tax liabilities	(17,210)	(10,363)
Net deferred tax liability	$(6,023)	$(2,881)
Net deferred tax liabilities increased $3.1 million in the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was driven by the gain on dilution of equity method investments.
Changes in the balances of our deferred tax asset valuation allowance were as follows:

	Years Ended December 31,		Six Months Ended December 31, 2021	Year Ended June 30, 2021
(in thousands)	2023	2022
Beginning balance	$17,751	$17,187	$13,355	$8,589
Charged to other accounts	(317)	835	—	—
Charged to income tax expense	2,357	(271)	3,832	4,766
Ending balance	$19,791	$17,751	$17,187	$13,355

Total net operating losses available were as follows:

(in thousands)	December 31, 2023	December 31, 2022	Begin to expire
U.S. - Federal	$14,833	$9,597	2037 — Indefinite
U.S. - State	—	743	2032
Australia - Federal	3,923	3,697	Indefinite
Australia - Capital	259	258	Indefinite
Total	$19,015	$14,295
During the year ending December 31, 2023, we increased our reserve for uncertain income tax positions by $98 related to research and development tax credits. As of December 31, 2023, we accrued no interest or penalties, and no unrecognized net tax benefits that, if recognized, would affect our effective tax rate in any future period. We do not expect our unrecognized tax benefits will significantly change within the next twelve months. Interest and penalties related to income tax matters are classified as a component of income tax expense.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Years Ended December 31,		Six Months Ended December 31, 2021	Year Ended June 30, 2021
(in thousands)	2023	2022
Beginning balance	$—	$—	$—	$—
Additions for tax positions related to prior years	(60)	—	—	—
Additions for tax positions related to current year	(38)	—	—	—
Ending balance	$(98)	$—	$—	$—
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
8.PROPERTY, PLANT AND MINE DEVELOPMENT
Property, plant and mine development, net, is presented in the following table:

(in thousands)	December 31, 2023	December 31, 2022
Mining interests	$81,481	$56,120
Mine development	6,255	3,050
Land	3,259	720
Leasehold improvements	401	281
Facilities and equipment	916	675
Construction in process	35,101	10,780
Property, plant and mine development	127,413	71,626
Accumulated depreciation	(327)	(85)
Property, plant and mine development, net	$127,086	$71,541
Mining interests and mine development costs relate to Carolina Lithium. Our construction in process primarily relates to capitalized costs associated with Tennessee Lithium.
Depletion of mining interests and mine development assets does not commence until the assets are placed in service. As of December 31, 2023, we have not recorded depletion expense for any of our mining interests or mine development assets.

Depreciation expense is included in “Selling, general and administrative expenses” in our consolidated statements of operations as follows:

	Years Ended December 31,		Six Months Ended December 31, 2021	Year Ended June 30, 2021
(in thousands)	2023	2022
Depreciation expense	$241	$74	$9	$12
9.EQUITY METHOD INVESTMENTS
We apply the equity method to investments when we have the ability to exercise significant influence over the operational decision-making authority and financial policies of the investee. We account for our existing investments in Sayona Mining, Sayona Quebec, Atlantic Lithium, and Vinland Lithium as equity method investments.
The following table summarizes the carrying amounts, including changes therein, of our equity method investments:

	Year Ended December 31, 2023
(in thousands)	Sayona Mining	Sayona Quebec	Atlantic Lithium	Vinland Lithium	Total
Balance at June 30, 2021	$11,195	$5,068	$—	$—	$16,263
Initial investment(1)	—	—	15,970	—	15,970
Additional investments(2)	7,423	20,211	—	—	27,634
Return of capital(3)	—	—	(514)	—	(514)
Loss from equity method investments	(526)	(62)	(54)	—	(642)
Foreign currency translation adjustment of equity method investments	164	—	(2)	—	162
Balance at December 31, 2021	18,256	25,217	15,400	—	58,873
Additional investments	1,445	19,617	—	—	21,062
Gain (loss) on dilution of equity method investments(4)	29,402	—	(447)	—	28,955
Loss from equity method investments	(3,104)	(2,500)	(2,748)	—	(8,352)
Foreign currency translation adjustment of equity method investments	(1,379)	(2,571)	(940)	—	(4,890)
Balance at December 31, 2022	44,620	39,763	11,265	—	95,648
Initial investment(5)	—	—	—	1,746	1,746
Additional investments	552	30,900	41	—	31,493
Gain on dilution of equity method investments(6)	16,850	—	125	—	16,975
Impairment of equity method investment(7)	(2,242)	—	—	—	(2,242)
Income (loss) from equity method investments(8)	(304)	4,433	(1,693)	—	2,436
Foreign currency translation adjustment of equity method investments	18	1,456	87	45	1,606
Balance at December 31, 2023	$59,494	$76,552	$9,825	$1,791	$147,662
__________________________
(1)Initial investment includes transaction costs of $0.1 million for the six months ended December 31, 2021.
(2)Additional investment includes transaction costs of $0.2 million for the six months ended December 31, 2021.
(3)In December 2021, Atlantic Lithium demerged its gold business assets by exchanging them for shares in a newly formed company, Ricca Resources Limited. The shares in Ricca Resources Limited received were distributed to the shareholders of Atlantic Lithium and treated as a return of capital. (See Note 10—Other Assets and Liabilities).
(4)Gain (loss) on dilution of equity method investments relates to: (i) issuances of additional shares of Sayona Mining, as discussed above, which reduced our ownership interest in Sayona Mining, and as a result, we recognized a noncash gain of $29.4 million and (ii) the exercise of certain Atlantic Lithium stock options and share grants which resulted in a reduction of our ownership in Atlantic Lithium. Our ownership percentage for Sayona Mining and Atlantic Lithium may continue to be reduced by future stock issuances.
(5)Initial investment includes transaction costs of $0.3 million for the year ended December 31, 2023.
(6)Gain on dilution of equity method investments relates to issuances of additional shares of Sayona Mining and Atlantic Lithium, which reduced our ownership interest in both Sayona Mining and Atlantic Lithium.

(7) Impairment of equity method investment represents the difference between the carrying value, which includes $46.3 million in accumulated gains on dilution, and fair value of Sayona Mining as of December 31, 2023, and is included income (loss) from equity method investments in the accompanying consolidated statements of operations.
(8)Certain immaterial, out-of-period amounts, related to our proportionate share of the results of Sayona Mining and Sayona Quebec have been included in our current period results.
We continue to evaluate operational developments and the impact of the anticipated expansion of the operations of our existing equity method investees. Sayona Quebec’s restart of NAL and Atlantic Lithium’s completion of a technical study for Ewoyaa were impactful to the consideration of how we most appropriately reflect our proportional share of income (loss) from our equity method investments. We began supplying the market with spodumene concentrate from NAL in the third quarter of 2023. Upon completion of construction of Tennessee Lithium, spodumene concentrate from Ewoyaa is expected to supply the majority of the spodumene concentrate required by Tennessee Lithium for conversion to lithium hydroxide.
Our share of income (loss) from Sayona Mining, Sayona Quebec, Atlantic Lithium, and Vinland Lithium is recorded on a one-quarter lag in “Income (loss) from equity method investments” within “Loss from operations” in our consolidated statements of operations.
Below is a summary of our equity method investments as of December 31, 2023.
Sayona Mining
As of December 31, 2023, we owned an equity interest of approximately 12% in Sayona Mining, an Australian company publicly listed on the ASX, and have formed a strategic partnership with Sayona Mining to explore, evaluate, develop, mine, and produce spodumene concentrate in Quebec, Canada.
During the years ended December 31, 2023 and 2022, we reported the effects of Sayona Mining raising additional capital through share issuances of its common stock. We did not participate in these share issuances, which were issued at a valuation greater than the carrying value of our ownership interest. As a result, our ownership interest in Sayona Mining was diluted and declined. We recognized a noncash gain of $17.0 million and $29.0 million in the years ended December 31, 2023 and 2022, respectively, related to the dilution of our ownership interest. We recorded the gain within “Gain on dilution of equity method investments” in our consolidated statements of operations.
As of December 31, 2023, the market value of Sayona Mining was less than our carrying value. During the year ended December 31, 2023, we determined the decline was other than temporary and recorded a $2.2 million impairment charge as a component of income (loss) from equity method investments in the accompanying consolidated statements of operations. The fair value was based on the quoted market price of Sayona Mining at December 31, 2023, which is considered to be a Level 1 fair value measurement. See Note 16—Subsequent Events.
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
During the year ended December 31, 2023, NAL produced approximately 98,800 dmt of spodumene concentrate and shipped 72,100 dmt, of which 43,200 dmt were sold to Piedmont Lithium. We, in turn, generated $39.8 million of sales on those 43,200 dmt, with a realized sales price of $920 per dmt and a realized cost of sales of $789 per dmt, resulting in a gross profit margin of 14.3%.

Atlantic Lithium
As of December 31, 2023, we owned an equity interest of approximately 9% in Atlantic Lithium, an Australian company publicly listed on the Alternative Investment Market of the London Stock Exchange and the ASX. We have a strategic partnership with Atlantic Lithium to explore, evaluate, mine, develop, and ultimately produce spodumene concentrate in Ghana. We have the right to acquire up to a 50% equity interest in Atlantic Lithium Ghana, a subsidiary of Atlantic Lithium that owns Ewoyaa, through current and future phased investments.
We have a long-term offtake agreement whereby Atlantic Lithium will sell 50% of spodumene concentrate produced in Ghana for the life of the mine to Piedmont Lithium at market prices. See Note 10—Other Assets and Liabilities.
Vinland Lithium
We own an equity interest of approximately 20% in Vinland Lithium, a Canadian-based entity jointly owned with Sokoman Minerals and Benton Resources. Vinland Lithium currently owns Killick Lithium, a large exploration property prospective for lithium located in southern Newfoundland, Canada. We have entered into an earn-in agreement with Vinland Lithium to acquire up to a 62.5% equity interest in Killick Lithium through current and future phased investments.
Summarized Financial Information
Our share of income (loss) is recorded on a one-quarter lag and is derived from the balances below, which have been compiled from information provided to us by each investee and is presented in accordance with U.S. GAAP.
Summarized financial information for the year ended and as of December 31, 2023:

(in thousands)	Sayona Mining	Sayona Quebec	Atlantic Lithium
Summarized statement of operations information:
Revenue	$43,925	$58,514	$—
Gross Profit	11,912	16,580	—
Net loss from operations	(456)	17,733	(18,068)
Other comprehensive income (loss), net of tax	2,405	—	1,198
Comprehensive loss	1,949	17,733	(16,870)
Summarized balance sheet information:
Current assets	240,101	116,446	8,901
Non-current assets	413,886	261,662	5,591
Current liabilities	58,577	38,581	3,724
Non-current liabilities	56,646	53,576	23,409
Summarized financial information for the year ended and as of December 31, 2022:

(in thousands)	Sayona Mining	Sayona Quebec	Atlantic Lithium
Summarized statement of operations information:
Revenue	$—	$—	$—
Net loss from operations	(19,274)	(9,996)	(39,801)
Other comprehensive income (loss), net of tax	10,424	179	(32)
Comprehensive loss	(8,850)	(9,817)	(39,833)
Summarized balance sheet information:
Current assets	122,253	24,869	19,394
Non-current assets	237,656	147,954	1,074
Current liabilities	5,299	3,195	3,896
Non-current liabilities	57,987	88,184	15,613

Summarized financial information for the six months ended and as of December 31, 2021:

(in thousands)	Sayona Mining	Sayona Quebec	Atlantic Lithium
Summarized statement of operations information:
Revenue	$—	$—	$—
Net loss from operations	(2,692)	(252)	(540)
Other comprehensive income (loss), net of tax	844	—	(21)
Comprehensive loss	(1,848)	(252)	(561)
Summarized balance sheet information:
Current assets	18,302	712	24,332
Non-current assets	99,753	97,957	43,442
Current liabilities	2,071	917	3,354
Non-current liabilities	23	—	—
Summarized financial information for the year ended and as of June 30, 2021:

(in thousands)	Sayona Mining
Summarized statement of operations information:
Revenue	$—
Net loss from operations	(325)
Other comprehensive income (loss), net of tax	(157)
Comprehensive loss	(482)
Summarized balance sheet information:
Current assets	9,711
Non-current assets	17,719
Current liabilities	4,746
Non-current liabilities	24
For the years ended December 31, 2023 and 2022, Sayona Mining and Sayona Quebec met the conditions required to be significant at the 20% level under Rule 1-02(w) of Regulation S-X. Accordingly, as required by Rule 3-09 of Regulation S-X, we have included the consolidated audited financial statements of Sayona Mining, which include Sayona Quebec, as of and for their most recent fiscal year ended June 30, 2023, with a comparative period of 2022, as Exhibit 99.4 and for the year ended June 30, 2022, with a comparative period of 2021, as Exhibit 99.2 to this Annual Report on Form 10-K.
For the year ended December 31, 2023, Atlantic Lithium did not meet the conditions required to be significant at the 20% level under Rule 1-02(w) of Regulation S-X. For the year ended December 31, 2022, Atlantic Lithium did meet the conditions required to be considered significant at the 20% level under Rule 1-02(w) of Regulation S-X. Accordingly, as required by Rule 3-09 of Regulation S-X, we have included the consolidated audited financial statements of Atlantic Lithium as of and for the years ended June 30, 2022 and 2021, as Exhibit 99.1, and unaudited financial statements as of and for the years ended June 30, 2023 and 2022, as Exhibit 99.3 to this Annual Report on form 10-K. There is no audit opinion, or any other form of assurance provided by an independent auditor with respect to Atlantic Lithium’s financial statements as of and for the year ended June 30, 2023.
10.OTHER ASSETS AND LIABILITIES
Other current assets consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Prepaid and other current assets	$3,345	$2,128
Investments in equity securities	484	484
Total other current assets	$3,829	$2,612
As of December 31, 2023, our investments in equity securities consisted of common shares in Ricca, which we acquired as part of a spin-out of Ricca from Atlantic Lithium. Ricca is a private company focused on gold exploration in Africa.

Other non-current assets consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Advances to affiliates	$28,189	$17,316
Operating lease right-of-use assets (Note 12)	1,371	1,293
Asset retirement obligation, net[1] (Note 15)	414	—
Other non-current assets	379	264
Total other non-current assets	$30,353	$18,873
__________________________
(1)Asset retirement obligation is net of accumulated amortization of $7 thousand and $0 as of December 31, 2023 and 2022, respectively.
Advances to affiliates relate to staged investments for future planned lithium projects. We have an earn-in agreement with Vinland Lithium to acquire up to a 62.5% equity interest in Killick Lithium as well as a strategic partnership with Atlantic Lithium that includes Atlantic Lithium Ghana. Under our partnership, we entered into a project agreement to acquire a 50% equity interest in Atlantic Lithium Ghana in two phases, each requiring us to make future staged investments in Ewoyaa over a period of time.
We recently completed phase 1, which allows us to acquire a 22.5% equity interest in Atlantic Lithium Ghana by funding Ewoyaa’s exploration and DFS costs and notifying Atlantic Lithium of our intention to proceed with additional funding required under phase 2. We completed funding of exploration and DFS costs, and Atlantic Lithium issued their DFS in June 2023. In August, we supplied Atlantic Lithium with notification of our intent to proceed with additional funding. Our future equity interest ownership under phase 1 remains subject to government approvals required under Ghana’s Mineral and Mining Act. Phase 2 allows us to acquire an additional 27.5% equity interest in Atlantic Lithium Ghana upon completion of funding $70 million for capital costs associated with the development of Ewoyaa. Any cost savings or cost overruns from the initial commitment will be shared equally between Piedmont Lithium and Atlantic Lithium. Upon completion of phases 1 and 2, we expect to have a total equity interest of 50% in Atlantic Lithium Ghana. Atlantic Lithium Ghana, in turn, will hold an 81% interest in the Ewoyaa project net of the interests which will be held by the Ghanaian government, resulting in an effective ownership interest of 40.5% in Ewoyaa, by Piedmont Lithium. Funding costs are included in “Other non-current assets” in our consolidated balance sheets as an advance on our future phased investments in Atlantic Lithium Ghana.
Our maximum exposure to a loss as a result of our involvement in Ewoyaa and Killick Lithium is limited to the total amount funded by Piedmont Lithium to Atlantic Lithium and Vinland Lithium. As of December 31, 2023, we did not own an equity interest in Atlantic Lithium Ghana or Killick Lithium. We have made advances to Vinland Lithium for Killick Lithium totaling $1.8 million for the year ended December 31, 2023, and have made advances to Atlantic Lithium for Ewoyaa totaling $9.4 million and $12.7 million during the years ended December 31, 2023 and 2022, respectively, and $4.3 million during the six months ended December 31, 2021.
Other current liabilities consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Accrued provisional revenue adjustment	$29,151	$—
Operating lease liabilities (Note 12)	312	124
Total other current liabilities	$29,463	$124
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
Other non-current liabilities consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Asset retirement obligation liability (Note 15)	$431	$—
Total other non-current liabilities	$431	$—

11.LONG-TERM DEBT
We have entered into long-term debt agreements to purchase surface properties and the associated mineral rights from landowners that form part of “Mining interests” on our consolidated balance sheets. These purchases were fully or partly financed by the seller of each of the surface properties. Our long-term debt is payable in monthly installments ranging from approximately $2,000 to $10,000 per month on terms ranging from 2 years to 5 years. Payments include an implied or stated interest rate of 10% and are secured by the respective real property.
The outstanding balances of our long-term debt agreements were as follows:

(in thousands)	December 31, 2023	December 31, 2022
Current portion of long-term debt	$149	$425
Long-term debt, net of current portion	14	163
Total long-term debt	$163	$588
We paid interest on our long-term debt as follows:

	Years Ended December 31,		Six Months Ended December 31, 2021	Year Ended June 30, 2021
(in thousands)	2023	2022
Interest paid	$39	$115	$113	$271
Scheduled payments for the principal portion of our outstanding long-term debt are as follows:

(in thousands)	December 31, 2023
2024	$149
2025	14
2026	—
2027	—
Total	$163

12.LEASES
We lease certain equipment and office space. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet.
Most leases include one or more options to renew, with renewal terms that can extend the lease term from one year to six years. The exercise of lease renewal options is at our sole discretion and we consider these options in determining the lease term used to establish our right-of-use assets and lease liabilities.
Lease presentation in our consolidated balance sheets, components of lease costs and other lease information are presented in the following table:

(in thousands)	December 31, 2023	December 31, 2022
Assets:
Right-of-use assets - operating lease	$1,371	$1,293
Liabilities:
Current	312	124
Non-current	1,091	1,177
Operating lease liabilities	$1,403	$1,301

	Years Ended December 31,		Six Months Ended December 31, 2021	Year Ended June 30, 2021
(in thousands)	2023	2022
Statements of operations:
Operating lease cost	$389	$153	$84	$165
Short-term lease cost	168	106	67	79
Sublease income	—	51	62	121
Other information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$323	$1,339	$—	$15
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$365	$143	$86	$166
Weighted-average remaining lease term (in months)	60	80	3	11
Weighted-average discount rate	10%	10%	10%	10%
Maturities of lease payments under non-cancellable leases are as follows:

(in thousands)	December 31, 2023
2024	$439
2025	325
2026	272
2027	280
2028	289
Thereafter	196
Total future minimum lease payments	1,801
Interest included within lease payments	(398)
Total operating lease liabilities	$1,403

13.EQUITY
Piedmont Lithium acquired all of the issued and outstanding ordinary shares of Piedmont Australia, our Australian predecessor and currently a wholly-owned subsidiary, pursuant to a Scheme of Arrangement under Australian law, which was approved by Piedmont Australia’s shareholders on February 26, 2021 and by the Supreme Court of Western Australia on May 5, 2021 (collectively referred to as “Redomiciliation”). As part of the Redomiciliation, we changed our place of domicile from Australia to the state of Delaware in the U.S., effective May 17, 2021.
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
Equity Transactions During the Year Ended December 31, 2023
In November 2023, we issued a total of 62,638 shares with an issue price of $29.32 per share as an advance of our funding obligations to the Killick Lithium project. There were no share issuance costs associated with the issuance and the value of the shares were treated as an advance within our earn-in agreement with Vinland Lithium to acquire up to a 62.5% equity interest in Killick Lithium through staged-investments.
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
Equity Transactions During the Six Months Ended December 31, 2021
On September 24, 2021, we filed a $500 million shelf registration statement with the SEC to provide us with capacity to publicly offer, common stock, preferred stock, warrants, debt, convertible or exchangeable securities, depositary shares, or units, or any combination thereof. We may from time to time raise capital under our shelf registration statement in amounts, at prices, and on terms to be announced when and if any securities are offered. As of December 31, 2023 we have $369.2 million remaining under our shelf registration statement, which expires on September 24, 2024.
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
On July 5, 2022, Brad Thomascik, a purported shareholder of the Company’s equity securities, filed a shareholder derivative lawsuit in the U.S. District Court for the Eastern District of New York. On behalf of the Company, the lawsuit purports to bring claims against certain of the Company’s officers and directors. The complaint alleges that the defendants breached their fiduciary duties in connection with the Company’s statements regarding the timing and status of government permits for Carolina Lithium in North Carolina at various times between March 16, 2018 and July 19, 2021. No litigation demand was made to the Company in connection with this action. The lawsuit focuses on the same public statements as the shareholder derivative suit described below. In September 2022, the parties agreed to a stipulation to stay the proceeding pending resolution of the motion to dismiss in the securities law matters described in the second paragraph of this section, and the Court ordered the case stayed in October 2022. We intend to vigorously defend against these claims. Although there can be no assurance as to the outcome, we do not believe these claims have merit. The potential monetary relief, if any, is not probable and cannot be estimated at this time; accordingly, we have not recorded a liability for this matter.
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
In July 2021, a class of putative plaintiffs filed a lawsuit against us in the U.S. District Court for the Eastern District of New York claiming violations of the Exchange Act. The complaint alleged, among other things, that we made false and/or misleading statements and/or failed to make disclosure relating to proper and necessary permits. In February 2022, the Court appointed a lead plaintiff in this action, and the lead plaintiff filed an amended complaint in April 2022. On July 18, 2022, we moved to dismiss the amended complaint. On September 1, 2022, the lead plaintiff filed his Memorandum of Law in Opposition to our Motion to Dismiss. On October 7, 2022, we filed our Reply Memorandum in support of our Motion to Dismiss. On January 18, 2024, the Court granted our Motion to Dismiss the amended complaint. The lead plaintiff’s deadline to appeal the decision of the Court expired. As of the date of this Annual Report, the lead plaintiff did not appeal the decision of the Court.
On February 6, 2024, the SEC issued an investigative subpoena to the Company primarily seeking documents and information relating to the Company’s mining-related investments and operations outside of the United States. The Company is cooperating with the SEC to respond to the subpoena in a timely manner.

Asset Retirement Obligations
In 2023, we recognized an asset retirement obligation of $0.4 million related to the acquisition of a disposal facility in Etowah, Tennessee, for Tennessee Lithium. In determining the asset retirement obligation, we calculated the present value of the estimated future cash flows required to reclaim the disturbed areas and perform any required monitoring.
Other Commitments and Contingencies
In May 2023, we entered into a community development agreement with the City of Cherryville, North Carolina, whereby we committed to fund $11.0 million as follows: (i) $1.0 million to support certain parks and recreation projects and the reestablishment of a department of recreation, of which $0.5 million was paid in July 2023 and $0.5 million was paid in October 2023, and (ii) $10.0 million to be paid in annual installments of $0.5 million over a 20-year period commencing upon the first shipment of lithium hydroxide from Carolina Lithium. As part of the agreement, the City of Cherryville relinquished extraterritorial zoning jurisdiction over certain real property owned by Piedmont Lithium to Gaston County, North Carolina.
16.SUBSEQUENT EVENTS
During the first quarter 2024, through the date of this filing, we sold approximately 24.5 million shares of Atlantic Lithium for an average of $0.32 per share. The shares sold represented approximately 4% of Atlantic Lithium’s outstanding shares and resulted in approximately $7.8 million in net proceeds. We retained approximately 32.5 million shares, representing approximately 5% ownership in Atlantic Lithium. In connection with the sale of these shares, we no longer hold a board seat with Atlantic Lithium. Our reduced ownership in Atlantic Lithium has no impact on our earn-in or offtake rights with Atlantic Lithium and the Ewoyaa project.
During the first quarter of 2024, we sold approximately 1,249.8 million shares of Sayona Mining for an average of $0.03 per share. The shares sold represented approximately 12% of Sayona Mining’s outstanding shares and resulted in approximately $41.4 million in net proceeds. Our cost basis and book basis of Sayona Mining was approximately $20.9 million and $59.5 million, respectively. The difference between cost basis and book basis of our investment is primarily related to the non-cash accumulated gains on dilution of $46.3 million, partially offset by our proportional share of losses during the period we’ve held the shares. The sale of these shares is estimated to result in a loss, net of tax, of between $12 million and $16 million, pending the inclusion of our proportional share of income (loss), including the quarter lag true-up, of Sayona through the date of sale. See Note 9—Equity Method Investments, for further discussion of our accounting for equity method investments.
Piedmont Lithium no longer holds shares of Sayona Mining. The sale of these shares has no impact on Piedmont Lithium’s joint venture or offtake rights with Sayona Quebec.
In February 2024, we initiated a cost-savings plan to reduce operating expenses and certain capital expenditures. We expect to achieve approximately $10 million in annual cash savings associated with a reduction in our operating expenses. As part of our cost-savings plan, we reduced our workforce by 27% mainly within our corporate office staff and will record approximately $1 million in severance and severance related costs in the first quarter of 2024. We expect to recognize the majority of our cost savings in 2024.