Form 10-Q
period 2024-03-31
Piedmont Lithium Inc.
filed 2024-05-09
CIK 1728205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 03, 2024, there were 19,369,394 shares of the Registrant’s common stock outstanding.

GLOSSARY OF TERMS AND DEFINITIONS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

Air Permit	Conditional Major Non-Title V Construction and Operating Air Permit
Annual Report	Annual Report on Form 10-K
ASC	Accounting Standards Codification
ASX	Australian Securities Exchange
Atlantic Lithium	Atlantic Lithium Limited
Atlantic Lithium Ghana	Atlantic Lithium’s Ghanaian-based lithium portfolio companies
ATVM	Advanced Technology Vehicles Manufacturing
Authier	Authier Lithium project
Carolina Lithium	Carolina Lithium project
CODM	Chief Operating Decision Maker
DAP	delivered at place
DEMLR	Department of Energy, Mineral and Land Resources
DFS	definitive feasibility study
dmt	dry metric ton
DOE	U.S. Department of Energy
Ewoyaa	Ewoyaa Lithium project
Exchange Act	Securities Exchange Act of 1934
FDIC	Federal Deposit Insurance Corporation
Killick Lithium	Killick Lithium Inc.
LG Chem	LG Chem, Ltd.
Li2O	lithium oxide
MIIF	Minerals Income Investment Fund of Ghana
Milestone PRAs	PRAs that could be earned based upon achievement of certain specified milestones
NAL	North American Lithium Inc.
Nasdaq	Nasdaq Capital Market
NCDEQ	North Carolina Department of Environmental Quality
Piedmont Australia	Piedmont Lithium Pty Ltd (formerly named Piedmont Lithium Limited)
PRAs	performance rights awards
Ricca	Ricca Resources Limited
RSUs	restricted stock units
Sayona Mining	Sayona Mining Limited
Sayona Quebec	Sayona Quebec Inc.
SEC	Securities and Exchange Commission
spodumene concentrate	spodumene concentrate or SC[X] where “X” represents the lithium content of the concentrate on an Li2O% basis
Stock Incentive Plan	Piedmont Lithium Inc. Stock Incentive Plan adopted by our board in March 2021
Tansim	Tansim Lithium project
Tennessee Lithium	Tennessee Lithium project
Title V Permit	Title V Prevention of Significant Deterioration Permit
TSR PRAs
PRAs related to market goals based on a comparison of Piedmont Lithium’s total shareholder return relative to the total shareholder return of a pre-determined set of peer group companies for the performance periods

U.S.	United States of America
U.S. GAAP	U.S. generally accepted accounting principles
Vinland Lithium	Vinland Lithium Inc.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$13,401	$—
Costs of sales	12,710	—
Gross profit	691	—
Exploration costs	53	757
Selling, general and administrative expenses	9,874	8,621
Total operating expenses	9,927	9,378
Loss from equity method investments	(5,440)	(2,742)
Loss from operations	(14,676)	(12,120)
Interest income	827	763
Interest expense	(222)	(15)
Gain on equity securities	1,384	—
Loss from foreign currency exchange	(131)	(49)
(Loss) gain on sale of equity method investments(1)	(13,886)	3,275
Total other (loss) income	(12,028)	3,974
Loss before taxes	(26,704)	(8,146)
Income tax (benefit) expense	(3,093)	493
Net loss	$(23,611)	$(8,639)

Basic and diluted net loss per weighted-average share	$(1.22)	$(0.47)
Basic and diluted weighted-average shares outstanding	19,326	18,524

__________________________
(1)(Loss) gain on equity method investments includes a loss on the sale of shares in Sayona Mining of $17,215, partially offset by a gain on the sale of shares in Atlantic Lithium of $3,143 and a gain on dilution related to the issuance of additional shares of Atlantic Lithium of $186 for the three months ended March 31, 2024. For the three months ended March 31, 2023, the gain of $3,275 in equity method investments includes a gain on dilution related to the issuance of additional shares of Sayona Mining. See Note 6—Equity Method Investments.
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(23,611)	$(8,639)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment of equity method investments(1)	87	(2,213)
Other comprehensive income (loss), net of tax	87	(2,213)
Comprehensive loss	$(23,524)	$(10,852)
__________________________
(1)Foreign currency translation adjustment of equity method investments is presented net of tax (expense) benefit of $(223) and $663 for the three months ended March 31, 2024 and 2023, respectively.

The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
Assets	March 31, 2024	December 31, 2023
Cash and cash equivalents	$71,444	$71,730
Accounts receivable	4,247	595
Other current assets	10,359	3,829
Total current assets	86,050	76,154
Property, plant and mine development, net	129,785	127,086
Advances to affiliates	33,870	28,189
Other non-current assets	2,029	2,164
Equity method investments	83,469	147,662
Total assets	$335,203	$381,255

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$7,700	$11,580
Payables to affiliates	1,761	174
Current portion of long-term debt	155	149
Other current liabilities	9,194	29,463
Total current liabilities	18,810	41,366
Long-term debt, net of current portion	204	14
Operating lease liabilities, net of current portion	1,007	1,091
Other non-current liabilities	4,115	431
Deferred tax liabilities	—	6,023
Total liabilities	24,136	48,925
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock; $0.0001 par value, 100,000 shares authorized; 19,365 and 19,272 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	465,160	462,899
Accumulated deficit	(150,455)	(126,844)
Accumulated other comprehensive loss	(3,640)	(3,727)
Total stockholders’ equity	311,067	332,330
Total liabilities and stockholders’ equity	$335,203	$381,255
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
Cash flows from operating activities:	2024	2023
Net loss	$(23,611)	$(8,639)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	2,067	1,125
Loss from equity method investments	5,440	2,742
Loss (gain) on sale of equity method investments	13,886	(3,275)
Gain on equity securities	(1,384)	—
Deferred taxes	(6,246)	493
Depreciation and amortization	81	45
Noncash lease expense	401	35
Unrealized foreign currency translation losses	128	8
Changes in assets and liabilities:
Accounts receivable	(3,652)	—
Other assets	887	1,298
Operating lease liabilities	(396)	(29)
Accounts payable	54	(661)
Payables to affiliates	1,587	—
Accrued expenses and other liabilities	(17,564)	(2,654)
Net cash used in operating activities	(28,322)	(9,512)
Cash flows from investing activities:
Capital expenditures	(5,428)	(18,519)
Advances to affiliates	(4,977)	(868)
Proceeds from sale of marketable securities	45	—
Proceeds from sale of shares in equity method investments	49,103	—
Additions to equity method investments	(10,048)	(12,091)
Net cash provided by (used in) investing activities	28,695	(31,478)
Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	—	71,084
Principal payments on long-term debt	(68)	(118)
Payments to tax authorities for employee stock-based compensation	(591)	—
Net cash (used in) provided by financing activities	(659)	70,966
Net (decrease) increase in cash	(286)	29,976
Cash and cash equivalents at beginning of period	71,730	99,247
Cash and cash equivalents at end of period	$71,444	$129,223

Supplemental disclosure of cash flow information:
Noncash capital expenditures in accounts payable and accrued expenses	$1,362	$7,438
Noncash investment in affiliates for issuance of company stock	746	—
Cash paid for interest	39	15
Capitalized stock-based compensation	39	41
Noncash acquisitions of mining interests financed by sellers	264	—
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands) (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
December 31, 2023	19,272	$2	$462,899	$(126,844)	$(3,727)	$332,330
Issuance of common stock, net of issuance costs	53	—	747	—	—	747
Stock-based compensation, net of forfeitures	—	—	2,106	—	—	2,106
Shares issued for exercise/vesting of stock-based compensation awards	67	—	—	—	—	—
Shares surrendered for tax obligations for stock-based transactions	(27)	—	(592)	—	—	(592)
Equity method investments adjustments in other comprehensive income (loss), net of tax	—	—	—	—	87	87
Net loss	—	—	—	(23,611)	—	(23,611)
March 31, 2024	19,365	$2	$465,160	$(150,455)	$(3,640)	$311,067

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
December 31, 2022	18,073	$2	$381,242	$(105,658)	$(5,297)	$270,289
Issuance of common stock, net of issuance costs	1,097	—	71,084	—	—	71,084
Stock-based compensation, net of forfeitures	—	—	1,166	—	—	1,166
Shares issued for exercise/vesting of stock-based compensation awards	13	—	—	—	—	—
Equity method investments adjustments in other comprehensive income (loss), net of tax	—	—	—	—	(2,213)	(2,213)
Net loss	—	—	—	(8,639)	—	(8,639)
March 31, 2023	19,183	$2	$453,492	$(114,297)	$(7,510)	$331,687
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
Our portfolio of wholly-owned projects includes Carolina Lithium, a proposed, fully integrated spodumene ore-to-lithium hydroxide project in Gaston County, North Carolina, and Tennessee Lithium, a proposed merchant lithium hydroxide manufacturing plant in McMinn County, Tennessee. The balance of our project portfolio includes strategic investments in lithium assets in Quebec, Canada, including the operating NAL mine; in Ghana, West Africa with Atlantic Lithium, including Ewoyaa; and in Newfoundland, Canada with Vinland Lithium.
Basis of Presentation
Our unaudited consolidated financial statements and related notes have been prepared on the accrual basis of accounting in conformity with U.S. GAAP and in conformity with the rules and regulations of the SEC. Certain prior period amounts have been reclassified to be consistent with current period presentation. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our reporting currency is U.S. dollars, and we operate on a calendar fiscal year. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report for the year ended December 31, 2023. These unaudited consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are considered necessary for a fair statement of the results of operations, financial position, and cash flows for the periods presented. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2024, for any other future interim periods, or for any other future fiscal year.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions, and allocations that affect amounts reported in the consolidated financial statements and related notes. Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets, fair value of stock-based compensation awards and marketable securities, income tax uncertainties, valuation of deferred tax assets, contingent assets and liabilities, legal claims, asset impairments, provisional revenue adjustments, collectability of receivables, and environmental remediation. Actual results could differ due to the uncertainty inherent in the nature of these estimates.
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
Risk and Uncertainties
We are subject to a number of risks similar to those of other companies of similar size in our industry, including, but not limited to, the success of our exploration and development activities, success of our equity method investments in international projects, permitting and construction delays, the need for additional capital or financing to fund operating losses and investments in our lithium projects and affiliates in Quebec and Ghana, competition from substitute products and services, protection of proprietary technology, litigation, and dependence on key individuals.
We have accumulated deficits of $150.5 million and $126.8 million as of March 31, 2024 and December 31, 2023, respectively. We had available cash on hand of $71.4 million as of March 31, 2024, and believe this cash will be sufficient to fund our operations and meet our obligations as they come due for at least one year from the date these unaudited consolidated financial statements are issued. In the event our cash requirements change during the next twelve months, management has the ability and commitment to make corresponding changes to our operating expenses, capital expenditures, and investments as necessary. No assurances can be given that any additional cost reduction strategies we undertake would be sufficient to meet our needs.We may continue to incur investing net cash outflows associated with, among other things, funding capital projects, development-stage technical studies, permitting activities associated with our projects, funding our expected commitments in Quebec and Ghana, maintaining and acquiring exploration properties and undertaking ongoing exploration activities. Our long-term success is dependent upon our ability to successfully raise additional capital or financing or enter into strategic partnership opportunities. Our long-term success is also dependent upon our ability to obtain certain permits and approvals, develop our planned portfolio of projects, earn revenues, and achieve profitability.
Our unaudited consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Significant Accounting Policies
There have been no changes to significant accounting policies described in Note 2—Summary of Significant Accounting Policies within Part II, Item 8 of our Annual Report for the year ended December 31, 2023.
Recently Issued and Adopted Accounting Pronouncements
We have considered the applicability and impact of all recently issued accounting pronouncements and have determined that they were either not applicable or were not expected to have a material impact on our unaudited consolidated financial statements.
2.REVENUE
We recognize revenue from product sales at a point in time when performance obligations are satisfied under the terms of contracts with our customers. A performance obligation is deemed to be satisfied when control of the product is transferred to our customer, which is typically upon delivery to the shipping carrier. There currently are no contracts with multiple performance obligations, and there have been no unsatisfied performance obligations. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods. Initial pricing is typically billed 5 days to 30 days after the departure of the shipment and paid between 15 days to 75 days of the shipment. Final adjustments to prices may take longer to resolve. When the final price has not been resolved by the end of a reporting period, we estimate the expected sales price based on the initial price, market pricing, and known quality measurements. We warrant to our customers that our products conform to mutually agreed product specifications.
We are subject to provisional revenue adjustments associated with commodity price fluctuations for our spodumene concentrate sales. These adjustments are unknown until final settlement. Revenue and provisional adjustments are reflected in the following table:

(in thousands)	Three Months Ended March 31, 2024
Spodumene concentrate sales	$13,070
Provisional revenue adjustments	331
Revenue	$13,401
We commenced sales of spodumene concentrate in the second half of 2023. We did not record revenue during the three months ended March 31, 2023.
3.STOCK-BASED COMPENSATION
Stock Incentive Plans
Under our Stock Incentive Plan, we are authorized to grant 3,000,000 shares, or share equivalents, of stock options, stock appreciation rights, restricted stock units and restricted stock, any of which may be performance-based. Our Leadership and Compensation Committee determines the exercise price for stock options and the base price of stock appreciation rights, which may not be less than the fair market value of our common stock on the date of grant. Generally, stock options, and stock appreciation rights fully vest after three years of service and expire at the end of ten years. PRAs vest upon achievement of certain pre-established performance targets that are based on specified performance criteria over a performance period. As of March 31, 2024, 1,738,522 shares of common stock were available for issuance under our Stock Incentive Plan.

We include the expense related to stock-based compensation in the same financial statement line item as cash compensation paid to the same employee. As of March 31, 2024, we had remaining unvested stock-based compensation expense of $11.7 million to be recognized through December 31, 2026. Additionally, and if applicable, we capitalize personnel expenses, including stock-based compensation expenses, attributable to the development of our mine and construction of our plants. We recognize share-based award forfeitures as they occur.
Stock-based compensation related to all stock-based incentive plans is presented in the following table:

	Three Months Ended March 31,
(in thousands)	2024	2023
Components of stock-based compensation:
Stock-based compensation	$2,146	$1,171
Stock-based compensation forfeitures	(40)	(5)
Stock-based compensation, net of forfeitures	$2,106	$1,166

Presentation of stock-based compensation in the unaudited consolidated financial statements:
Exploration costs	$5	$20
Selling, general and administrative expenses	2,062	1,105
Stock-based compensation expense, net of forfeitures(1)	2,067	1,125
Capitalized stock-based compensation(2)	39	41
Stock-based compensation, net of forfeitures	$2,106	$1,166
__________________________
(1)We did not reflect a tax benefit associated with stock-based compensation expense in the consolidated statements of operations because we had a full tax valuation allowance during these periods. As such, the table above does not reflect the tax impacts of stock-based compensation expense.
(2)These costs relate to direct labor costs associated with Tennessee Lithium and Carolina Lithium and are included in “Property, plant and mine development, net” in our consolidated balance sheets.
Stock Option Awards
Stock options may be granted to employees, officers, non-employee directors, and other service providers. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes valuation model, and the expense is recognized over the option vesting period.
The following assumptions were used to estimate the fair value of stock options granted during the periods presented below:

	Three Months Ended March 31,
	2024	2023
Expected life of options (in years)	6.4	6.4
Risk-free interest rate	4.2%	4.2%
Assumed volatility	35%	40%
Expected dividend rate	—	—
Restricted Stock Unit Awards
RSUs may be granted to employees and non-employee directors and recognized as stock-based compensation expense over the vesting period, subject to the passage of time and continued service during the vesting period, based on the market price of our common stock on the grant date. In some instances, awards may vest concurrently with or following an employee’s termination.

Performance Rights Awards
As of March 31, 2024, there were 21,198 unvested Milestone PRAs and 155,829 unvested TSR PRAs. The awards become eligible to vest only if the goals are achieved and will vest only if the grantee remains employed by the Company through each applicable vesting date, subject to certain accelerated vesting terms for qualified terminations. Each performance right converts into one share of common stock upon vesting of the performance right.
We determine the fair value of Milestone PRAs based upon the market price of our common stock on the grant date. Milestone PRAs are subject to certain milestones related to construction, feasibility studies, and offtake agreements, which must be satisfied in order for PRAs to vest.
We estimate the fair value of the TSR PRAs at the grant date using a Monte Carlo simulation. The Monte Carlo simulation fair value model requires the use of highly subjective and complex assumptions, including price volatility of the underlying stock to simulate a range of possible future stock prices for the Company and each member of the peer group over the performance periods to determine the grant date fair value. Compensation expense is recognized based upon the assumption of 100% achievement of the TSR goal and is reflected over the service period of the award. Compensation expense will not be reversed even if the threshold level of TSR is never achieved. The number of shares that may vest ranges from 0% to 200% of the target amount and is based on actual performance at the end of each performance period ranging from 1 year to 3 years.
The following assumptions were used in the Monte Carlo simulation for TSR PRAs granted during periods presented below:

	Three Months Ended March 31,
	2024	2023
Expected term (in years)	1 - 3	1 - 3
Risk-free interest rate	4.7%	4.9%
Assumed volatility	50%	60%
Expected dividend yield	—	—
A summary of activity related to our share-based awards is presented in the following table:

	2024			2023
(in thousands)	Stock Option Awards	Restricted Stock Units	Performance Rights Awards	Stock Option Awards	Restricted Stock Units	Performance Rights Awards
Share balance at January 1	295	80	86	265	36	44
Granted	155	200	123	42	40	42
Exercised, surrendered or vested	—	(35)	(32)	—	(13)	—
Forfeited or expired	—	(2)	—	—	(1)	—
Share balance at March 31	450	243	177	307	62	86

4.EARNINGS PER SHARE
We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted-average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding options, RSUs, and PRAs based on the treasury stock method. In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. Diluted earnings per share excludes all dilutive potential shares if their effect is anti-dilutive.
Basic and diluted net loss per share is reflected in the following table:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Net loss	$(23,611)	$(8,639)
Weighted-average number of common shares used in calculating basic and dilutive loss per share	19,326	18,524
Basic and diluted net loss per weighted-average share	$(1.22)	$(0.47)
Potentially dilutive shares were not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive in those periods. PRAs were not included as their performance obligations had not been met as of the end of the reporting period. The potentially dilutive and anti-dilutive shares not included in diluted net loss per share are presented in the following table:

	Three Months Ended March 31,
(in thousands)	2024	2023
Stock options	450	307
RSUs	243	62
PRAs	177	86
Total potentially dilutive shares	870	455
5.INCOME TAXES
We recorded an income tax benefit of $3.1 million on a loss before taxes of $26.7 million and a provision of $0.5 million on a loss before taxes of $8.1 million in the three months ended March 31, 2024 and 2023, respectively. The effective tax rates were 11.6% and (6.1)% in the three months ended March 31, 2024 and 2023, respectively.
The effective tax rate in the three months ended March 31, 2024 and 2023 differs from the U.S. federal statutory rate due to the valuation allowance against our U.S. deferred tax assets and income or loss in foreign jurisdictions that is taxed at different rates than the U.S. statutory tax rate. The decrease in income tax expense for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily due to the non-recurring tax benefit recognized on the pre-tax loss generated from the sale of shares in Sayona Mining in the three months ended March 31, 2024.
The sale of Sayona Mining shares resulted in a book loss of $17.2 million, primarily due to the previously recorded non-cash gains on dilution of $46.3 million over the life of our investment. The deferred tax on the investment of $6.0 million was reversed for a deferred tax benefit, offset by a $3.2 million tax payable on the total taxable gain of $22.0 million. The long-term tax payable of $3.2 million is recorded in “Other non-current liabilities” in the consolidated balance sheets.

6.EQUITY METHOD INVESTMENTS
We apply the equity method to investments when we have the ability to exercise significant influence over the operational decision-making authority and financial policies of the investee.
The following tables summarize the carrying amounts, including changes therein, of our equity method investments:

	Three Months Ended March 31, 2024
(in thousands)	Sayona Mining(2)	Sayona Quebec	Atlantic Lithium(3)	Vinland Lithium	Total
Balance at December 31, 2023	$59,494	$76,552	$9,825	$1,791	$147,662
Additional investments	—	10,048	—	—	10,048
Gain on dilution of equity method investments(1)	—	—	186	—	186
Loss from equity method investments	(2,094)	(3,073)	(198)	(75)	(5,440)
Foreign currency translation adjustments of equity method investments	1,228	(1,735)	856	(39)	310
Net proceeds from sale of shares	(41,413)	—	(7,690)	—	(49,103)
Gain (loss) on sale of shares of equity method investments (4)	(17,215)	—	3,143	—	(14,072)
Transfer to investments in marketable securities	—	—	(6,122)	—	(6,122)
Balance at March 31, 2024	$—	$81,792	$—	$1,677	$83,469
__________________________
(1)Gain on dilution of equity method investments relates to the exercise of stock options and share grants which resulted in a reduction of our ownership in Atlantic Lithium and is included in “(Loss) gain on sale of equity method investments” in the consolidated financial statements.
(2)As of March 31, 2024, Sayona Mining is no longer accounted for as an equity method investment. During the three months ended March 31, 2024, we sold 1,249,806,231 shares of Sayona Mining for an average of $0.03 per share. The shares sold represented our entire holding in Sayona Mining and approximately 12% of Sayona Mining’s outstanding shares and resulted in net proceeds of $41.4 million. The sale of these shares has no impact on our joint venture or offtake rights with Sayona Quebec.
(3)As of March 31, 2024, Atlantic Lithium is no longer accounted for as an equity method investment. During the three months ended March 31, 2024, we sold 24,479,868 shares of Atlantic Lithium for an average $0.32 per share. The shares sold represented approximately 4% of Atlantic Lithium’s outstanding shares and resulted in net proceeds of $7.7 million. In connection with the sale of the shares, we no longer hold a board seat with Atlantic Lithium and therefore do not exercise significant influence. Our remaining investment in Atlantic Lithium of approximately 5% is accounted for as an investment in marketable securities and presented at fair value at each reporting date based on the closing price of Atlantic Lithium’s share price on the ASX. See Note 8—Other Assets and Liabilities. Our reduced ownership in Atlantic Lithium has no impact on our earn-in or offtake rights with Atlantic Lithium and the Ewoyaa project.
(4)Amounts reclassified out of accumulated other comprehensive loss into net income related to the sale of shares of equity method investments were $3.0 million and $0.6 million, net of tax, for Sayona Mining and Atlantic Lithium, respectively.

	Three Months Ended March 31, 2023
(in thousands)	Sayona Mining	Sayona Quebec	Atlantic Lithium	Total
Balance at December 31, 2022	$44,620	$39,763	$11,265	$95,648
Additional investments	100	11,991	—	12,091
Gain on dilution of equity method investments(1)	3,275	—	—	3,275
Loss from equity method investments	(1,041)	(1,269)	(432)	(2,742)
Foreign currency translation adjustments of equity method investments	(2,766)	64	(174)	(2,876)
Balance at March 31, 2023	$44,188	$50,549	$10,659	$105,396

Ownership % as of March 31, 2023	14%	25%	9%
__________________________
(1)Gain on dilution of equity method investments relates to issuances of additional shares of Sayona Mining, which reduced our ownership interest in Sayona Mining and is included in “(Loss) gain on sale of equity method investments” in the consolidated financial statements.
As of March 31, 2024, we accounted for our existing investments in Sayona Quebec and Vinland Lithium as equity method investments.
Sayona Quebec
We own an equity interest of 25% in Sayona Quebec for the purpose of furthering our investment and strategic partnership in Quebec, Canada. The remaining 75% equity interest is held by Sayona Mining. Sayona Quebec holds a 100% interest in NAL, which consists of a surface mine and a concentrator plant, as well as Authier and Tansim.
We hold a life-of-mine offtake agreement with Sayona Quebec for the greater of 113,000 dmt or 50% of spodumene concentrate production per year. Our purchases of spodumene concentrate from Sayona Quebec are subject to market pricing with a price floor of $500 per dmt and a price ceiling of $900 per dmt for 6.0% spodumene concentrate on a DAP (Incoterms 2020) North Carolina basis.
In addition to lithium mining and concentrate production, NAL owns a partially completed lithium carbonate plant, which was developed by a prior operator of NAL. Sayona Quebec completed a preliminary technical study for the completion and restart of the NAL carbonate plant during the quarter ended June 30, 2023. If we decide to construct and operate a lithium conversion plant with Sayona Mining through our joint venture, Sayona Quebec, then spodumene concentrate produced from NAL would be preferentially delivered to that conversion plant upon commencement of conversion operations. Any remaining spodumene concentrate not delivered to the conversion plant would first be sold to us up to our offtake right and then to third parties. Any decision to construct jointly-owned lithium conversion capacity must be agreed upon by both parties.
In the three months ended March 31, 2024, NAL produced approximately 40,400 dmt of spodumene concentrate and shipped approximately 58,000 dmt, of which approximately 15,500 dmt were sold to Piedmont Lithium. We sold approximately 15,500 dmt of spodumene concentrate and recognized $13.4 million in revenue with a realized sales price of $865 per dmt and a realized cost of sales of $820 per dmt, in the three months ended March 31, 2024. Realized cost of sales is the average cost of sales based on our offtake pricing agreement with Sayona Quebec for the purchase of spodumene concentrate at a market price subject to a floor of $500 per dmt and a ceiling of $900 per dmt, with adjustments for product grade, freight, and insurance.
Payables to NAL of $1.8 million and $0.2 million as of March 31, 2024 and December 31, 2023, respectively, are recorded in “Payables to affiliates” in our consolidated balance sheets.
Vinland Lithium
We own an equity interest of approximately 20% in Vinland Lithium, a Canadian-based entity jointly owned with Sokoman Minerals and Benton Resources. Vinland Lithium currently owns Killick Lithium, a large exploration property prospective for lithium located in southern Newfoundland, Canada. We have entered into an earn-in agreement with Vinland Lithium to acquire up to a 62.5% equity interest in Killick Lithium through current and future phased investments.
Our share of income (loss) from equity method investments is recorded on a one-quarter lag in “Loss from equity method investments” within “Loss from operations” in our consolidated statements of operations.
Summarized Financial Information
The following tables present summarized financial information is included in our share of loss from equity method investments noted above for our significant equity investment Sayona Quebec. The balances below were compiled from information provided to us by Sayona Quebec and are presented in accordance with U.S. GAAP:

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenue	$22,890	$—
Gross profit	(14,477)	—
Net loss from operations	(14,524)	(5,078)
Net loss	(12,290)	(5,078)

7.ADVANCES TO AFFILIATES
Advances to affiliates consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Ewoyaa	$31,331	$26,378
Killick Lithium	2,539	1,811
Total advances to affiliates	$33,870	$28,189
Advances to affiliates relate to staged investments for future planned lithium projects. We have a strategic partnership with Atlantic Lithium that includes Atlantic Lithium Ghana. Under our partnership, we entered into a project agreement to acquire a 50% equity interest in Atlantic Lithium Ghana in two phases, with each phase requiring us to make future staged investments in Ewoyaa over a period of time. We have an earn-in agreement with Vinland Lithium to acquire up to a 62.5% equity interest in Killick Lithium.
We completed phase 1 of our investment in mid 2023, which allowed us to acquire a 22.5% equity interest in Atlantic Lithium Ghana, by funding Ewoyaa’s exploration and DFS costs and notifying Atlantic Lithium of our intention to proceed with additional funding required under phase 2. Atlantic Lithium issued their DFS for Ewoyaa in June 2023. In August 2023, we supplied Atlantic Lithium with notification of our intent to proceed with additional funding for Phase 2. Our future equity interest ownership under phase 1 remains subject to government approvals required under Ghana’s Mineral and Mining Act. Phase 2 allows us to acquire an additional 27.5% equity interest in Atlantic Lithium Ghana upon completion of funding $70 million for capital costs associated with the development of Ewoyaa. Upon issuance of our equity interest associated with Phase 1 and completion and issuance of our equity interested associated with Phase 2, we expect to have a total equity interest of 50% in Atlantic Lithium Ghana. Atlantic Lithium Ghana, in turn, will hold an 81% interest in the Ewoyaa project net of the interests which will be held by the Ghanaian government, resulting in an effective ownership interest of 40.5% in Ewoyaa, by Piedmont Lithium.
Our maximum exposure to a loss as a result of our involvement in Ewoyaa and Killick Lithium is limited to the total amount funded by Piedmont Lithium to Atlantic Lithium and Vinland Lithium. As of March 31, 2024, we did not own an equity interest in Atlantic Lithium Ghana or Killick Lithium. We have made advances to Vinland Lithium for Killick Lithium totaling $0.8 million in the three months ended March 31, 2024, and have made advances to Atlantic Lithium for Ewoyaa totaling $5.0 million and $0.9 million in the three months ended March 31, 2024 and 2023, respectively.
8.OTHER ASSETS AND LIABILITIES
Other current assets consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Marketable securities	$7,627	$—
Prepaid and other current assets	2,501	3,345
Equity securities	231	484
Total other current assets	$10,359	$3,829
Our investments in marketable securities consisted of common shares in Atlantic Lithium, a publicly traded company on the ASX. During the three months ended March 31, 2024, we recognized a gain of $1.6 million based on changes to fair value of the marketable securities. Prior to March 31, 2024, we accounted for Atlantic Lithium under the equity method of accounting. See Note 6—Equity Method Investments.
Our investment in equity securities consisted of common shares in Ricca, a private company focused on gold exploration in Africa. We recognized a loss of $0.2 million on the equity securities based on changes in observable market data during the three months ended March 31, 2024

Other non-current assets consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Operating lease right-of-use assets	$1,293	$1,371
Asset retirement obligation, net	407	414
Other non-current assets	329	379
Total other non-current assets	$2,029	$2,164
Asset retirement obligation is net of accumulated amortization of $14 thousand, and $7 thousand as of March 31, 2024 and December 31, 2023, respectively.
Other current liabilities consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Accrued provisional revenue adjustment	$8,871	$29,151
Operating lease liabilities	323	312
Total other current liabilities	$9,194	$29,463
We recognize revenue from product sales at a point in time when performance obligations are satisfied under the terms of contracts with our customers. When the final price has not been resolved by the end of a reporting period, we estimate the expected sales price based on the initial price, market pricing, and known quality measurements. Differences between payments received and the estimated sales price, which resulted in a liability, are recorded as accrued provisional revenue adjustments.
9.EQUITY
We are authorized to issue up to 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. We have no outstanding shares of preferred stock.
In February 2024, we issued a total of 52,701 shares of our common stock at an issue price of $14.17 per share as an advance of our funding obligations to Killick Lithium. There were no share issuance costs associated with the issuance and the value of the shares were treated as an advance within our earn-in agreement with Vinland Lithium to acquire up to a 62.5% equity interest in Killick Lithium through staged investments.
In February 2023, we received $75 million from LG Chem in exchange for 1,096,535 shares of our common stock at a price of $68.40 per share and in conjunction with a multi-year spodumene concentrate offtake agreement. Share issuance costs associated with the issuance totaled $3.9 million and were accounted for as a reduction in the proceeds from share issuances in our consolidated balance sheets.
As of March 31, 2024, $500 million of securities was available under our shelf registration statement, which expires on September 24, 2024.
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
Measurement of Fair Value
Our material financial instruments consist primarily of cash and cash equivalents, investments in marketable and equity securities, trade and other payables, and long-term debt as follows:
•Long-term debt—As of March 31, 2024 and December 31, 2023, we had $0.4 million and $0.2 million, respectively, of principal debt outstanding associated with seller financed loans. The carrying value of our long-term debt approximates its estimated fair value.
•Investments in marketable and equity securities—As of March 31, 2024 and December 31, 2023, we had $7.9 million and $0.5 million, respectively, of investments in marketable and equity securities which are recorded at fair value. $7.6 million are related to shares of Atlantic Lithium which are based on Level 1 inputs, and $0.2 million are related to shares of Ricca which are based on Level 2 inputs. See Note 8—Other Assets and Liabilities.
•Other financial instruments—The carrying amounts of cash and cash equivalents and trade and other payables approximate fair value due to their short-term nature and are based on Level 1 inputs.
Level 3 activity was not material for all periods presented.
12.COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are involved from time to time in various claims, proceedings, and litigation. We establish reserves for specific legal proceedings when we determine that the likelihood of an unfavorable outcome is probable, and the amount of loss can be reasonably estimated.
In July 2021, a class of putative plaintiffs filed a lawsuit against us in the U.S. District Court for the Eastern District of New York claiming violations of the Exchange Act. The complaint alleged, among other things, that we made false and/or misleading statements and/or failed to make disclosure relating to proper and necessary permits. In February 2022, the Court appointed a lead plaintiff in this action, and the lead plaintiff filed an amended complaint in April 2022. On July 18, 2022, we moved to dismiss the amended complaint. On September 1, 2022, the lead plaintiff filed his Memorandum of Law in Opposition to our Motion to Dismiss. On October 7, 2022, we filed our Reply Memorandum in support of our Motion to Dismiss. On January 18, 2024, the Court granted our Motion to Dismiss the amended complaint. The lead plaintiff’s deadline to appeal the decision of the Court expired. As of the date of this Quarterly Report, the lead plaintiff did not appeal the decision of the Court.
On July 5, 2022, Brad Thomascik, a purported shareholder of the Company’s equity securities, filed a shareholder derivative lawsuit in the U.S. District Court for the Eastern District of New York. On behalf of the Company, the lawsuit purported to bring claims against certain of the Company’s officers and directors. The complaint alleged that the defendants breached their fiduciary duties in connection with the Company’s statements regarding the timing and status of government permits for Carolina Lithium in North Carolina at various times between March 16, 2018 and July 19, 2021. No litigation demand was made to the Company in connection with this action. The lawsuit focused on the same public statements as the shareholder derivative suit described below. In September

2022, the parties agreed to a stipulation to stay the proceeding pending resolution of the motion to dismiss in the securities law matters described above, and the Court ordered the case stayed in October 2022.
On October 14, 2021, Vincent Varbaro, a purported holder of Piedmont Australia’s American Depositary Shares and the Company’s equity securities, filed a shareholder derivative suit in the U.S. District Court for the Eastern District of New York, purporting to bring claims on behalf of the Company against certain of the Company’s officers and directors. The complaint alleged that the defendants breached their fiduciary duties in connection with the Company’s statements regarding the timing and status of government permits for Carolina Lithium in North Carolina, at various times between March 16, 2018 and July 19, 2021. No litigation demand was made to the Company in connection with this action. In December 2021, the parties agreed to a stipulation to stay the proceeding pending resolution of the motion to dismiss in the securities law matters described above, and the Court ordered the case stayed.
On March 11, 2024, after dismissal was granted in the securities law matters described above, the parties in the Thomascik and Varbaro cases stipulated to dismiss their two actions with prejudice. Accordingly, the court directed that each of the Thomascik and Varbaro cases be closed on March 13, 2024 and March 22, 2024, respectively.
On February 6, 2024, the SEC issued an investigative subpoena to the Company primarily seeking documents and information relating to the Company’s mining-related investments and operations outside of the U.S. The Company is cooperating with the SEC to respond to the subpoena in a timely manner.
Asset Retirement Obligations
In 2023, we recognized an asset retirement obligation of $0.4 million related to the acquisition of a disposal facility in Etowah, Tennessee, for Tennessee Lithium. In determining the asset retirement obligation, we calculated the present value of the estimated future cash flows required to reclaim the disturbed areas and perform any required monitoring.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in our Quarterly Report. References in this Form 10-Q to our Form 10-K refer to our Form 10-K, filed on February 29, 2024.
The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in our Quarterly Report and those in the sections of our Annual Report for the year ended December 31, 2023 entitled “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements,” and “Cautionary Note Regarding Disclosure of Mineral Properties.”
Executive Overview & Strategy
We are a U.S.-based development-stage company aiming to become one of the leading producers of lithium hydroxide in North America. As the world, the American government, and industries mobilize to support global decarbonization through the electrification of transportation, we are poised to become a critical contributor to the U.S. electric vehicle and battery manufacturing supply chains.
Since 2021, electric vehicle and battery companies have announced significant commitments to build new or expanded manufacturing operations across the U.S., which is expected to exponentially and rapidly drive domestic demand for lithium far beyond current or projected capacity over the next decade. Piedmont Lithium, as a U.S.-based company, is well positioned to benefit from federal policies and funding established to facilitate the expedited development of a robust domestic supply chain and clean energy economy, while strengthening national and global energy security. Manufacturing facilities for electric vehicles, batteries, and related components are typically constructed in two to three years; however, the development of lithium resources from exploration to production requires a much longer time frame. We believe this prolonged time frame for resource development poses the greatest challenge to the emerging electrification industry and represents increased opportunity for lithium producers.
To support growing U.S. lithium demand, we have spent the past eight years developing a portfolio that now includes four key projects: wholly-owned Carolina Lithium and Tennessee Lithium, and strategic investments in Quebec, Canada, with Sayona Quebec’s NAL, and in Ghana with Atlantic Lithium’s Ewoyaa. NAL began supplying spodumene concentrate to the market in the third quarter of 2023. A final investment decision for Ewoyaa is expected upon receipt of all government and regulatory approvals for the project. Carolina Lithium is being developed as a fully integrated spodumene ore-to-lithium hydroxide project designed to produce 30,000 metric tons of lithium hydroxide annually. We expect spodumene concentrate from Ewoyaa will serve as the primary feedstock for Tennessee Lithium. Tennessee Lithium is being designed to produce 30,000 metric tons of lithium hydroxide annually.
We currently plan to produce an estimated 60,000 metric tons per year of domestic lithium hydroxide, which would be significantly accretive to today’s total estimated U.S. annual production capacity of approximately 20,000 metric tons per year. Our lithium hydroxide capacity and revenue generation are expected to be supported by production of, or offtake rights to, approximately 525,000 metric tons of spodumene concentrate annually.
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

Piedmont Lithium
We continue to engage in activities to strengthen our financial position and business strategy, including support for the development and expansion of our portfolio of projects and strategic investments.
Recent highlights include:
•During the first quarter of 2024, we sold 1,249,806,231 shares of Sayona Mining for an average of $0.03 per share. The shares sold represented our entire holdings in Sayona Mining and approximately 12% of Sayona Mining’s outstanding shares and resulted in net proceeds of $41.4 million. As part of the sale, we recognized a taxable gain of $22.0 million based on net proceeds less acquisition costs, and a reportable loss of $17.2 million, driven by historical non-cash gains on dilution in Sayona Mining. The sale of these shares has no impact on our joint venture or offtake rights with Sayona Quebec.
•During the first quarter of 2024, we sold approximately 24,479,868 shares of Atlantic Lithium for an average of $0.32 per share. The shares sold represented approximately 4% of Atlantic Lithium’s outstanding shares and resulted in net proceeds of $7.8 million, a taxable gain of $1.1 million, and a reportable gain of $3.1 million. We retained approximately 32.5 million shares, representing an approximate 5% ownership interest in Atlantic Lithium. In connection with the sale of these shares, we no longer hold a board seat with Atlantic Lithium. Our reduced ownership in Atlantic Lithium has no impact on our earn-in or offtake rights with Atlantic Lithium and the Ewoyaa project.
•In February 2024, we initiated a cost-savings plan designed to reduce operating expenses by $10 million annually and defer 2024 capital spending to 2025. As part of this plan, we reduced our workforce by 28% and recorded $1.8 million in severance and severance-related costs in the first quarter of 2024. We expect to recognize the majority of our cost savings in 2024.
•In March 2024, Ms. Dawne Hickton, an accomplished leader in the aerospace, energy, and metals industries, was appointed to Piedmont’s Board of Directors, further diversifying the Board’s executive, operational, and strategic guidance to the Company.
•During the first quarter of 2024, the U.S. District Court for the Eastern District of New York granted our motion to dismiss a securities class action lawsuit, originally filed in July 2021, against Piedmont and two of our executives, which also resulted in the related derivative actions being dismissed.
Lithium Projects
Quebec
As of March 31, 2024, we owned an equity interest of 25% in Sayona Quebec. Sayona Mining owned the remaining 75% equity interest in Sayona Quebec. Sayona Quebec owns a portfolio of projects, which includes NAL, Authier, and Tansim. We hold a life-of-mine offtake agreement with Sayona Quebec for the greater of 113,000 dmts or 50% of spodumene concentrate production per year. Our purchases of spodumene concentrate are subject to a price floor of $500 per dmt and a price ceiling of $900 per dmt for 6.0% Li2O spodumene concentrate on a DAP North Carolina basis.
Recent highlights include:
•During the quarter ended March 31, 2024, NAL achieved record production of approximately 40,400 dmt of spodumene concentrate, and shipped approximately 58,000 dmt, of which approximately 15,500 dmt were sold to Piedmont. During this quarter, we sold approximately 15,500 dmt of spodumene concentrate and recognized $13.4 million in revenue with a realized sales price of $865 per dmt and a realized cost of sales of $820 per dmt.
•In March 2024, operations at NAL achieved a record production month with 15,699 dmt of spodumene concentrate produced and three daily production records set between 710 dmt and 750 dmt. Lithium recoveries reached a record 69%, exceeding the ramp-up target of 67%.
•In April 2024, following a detailed operational review, the joint venture partners of NAL agreed to complete several ongoing capital project initiatives and continue operations with the goal of completing ramp-up activities to achieve steady-state production in 2024.
•During the quarter ended March 31, 2024, progress continued on two important capital improvement projects – a new crushed ore storage dome and a crushed ore re-feed system. These projects are expected to result in production increases and unit cost improvements. Commissioning is expected to conclude for both projects in May 2024.
Ghana
As of March 31, 2024, we owned an equity interest of approximately 5% in Atlantic Lithium. We have a right to acquire a 50% equity interest in Atlantic Lithium Ghana, which includes Atlantic’s flagship Ewoyaa project, located approximately 70 miles from the Port of Takoradi in Ghana, West Africa. We hold an offtake agreement with Atlantic Lithium for 50% of annual production of spodumene concentrate at market prices on a life-of-mine basis from Ewoyaa.
Recent highlights include:
•In February 2024, Mr. Patrick Brindle, Piedmont Lithium’s Executive Vice President and Chief Operating Officer, stepped down as a member of Atlantic Lithium’s board of directors due to our reduction in ownership of Atlantic Lithium.
•In January 2024, MIIF, Ghana’s sovereign wealth fund, commenced its funding of Atlantic Lithium with a $5 million investment in Atlantic Lithium’s common stock. The funding is part of MIIF’s non-binding agreement with Atlantic Lithium to invest an additional $27.9 million to acquire a 6% equity interest in Ewoyaa, with the investment earmarked for Ewoyaa’s project development costs. MIIF has also agreed to fund 6% of all future exploration and development costs of Atlantic Lithium’s Ghanaian portfolio. MIIF’s investment in Ewoyaa is expected to equally reduce Piedmont Lithium and Atlantic Lithium’s current funding requirements for Ewoyaa. If MIIF satisfies all its obligations under the agreement, and should Piedmont Lithium acquire a 50% equity interest in Atlantic Lithium Ghana, Atlantic Lithium Ghana will hold an 81% interest in the Ewoyaa project net of the interests which will be held by the Ghanaian government, resulting in Piedmont Lithium having an effective ownership interest of 40.5% in Ewoyaa. Piedmont Lithium would continue to maintain a 50% life-of-mine offtake right to future spodumene concentrate production from Atlantic Lithium Ghana under these agreements.
Carolina Lithium
Carolina Lithium is located in the historic Carolina Tin-Spodumene Belt and is being designed as a fully integrated project with mining, spodumene concentrate production, and lithium hydroxide manufacturing on a single site in Gaston County, North Carolina. At full production, Carolina Lithium is expected to produce 30,000 metric tons per year of lithium hydroxide.
Based on our current technical studies, we expect Carolina Lithium to be a low-cost producer of spodumene concentrate and lithium hydroxide and a key contributor to U.S. energy security. The project should benefit from high-quality infrastructure, minimal transportation distances, low energy costs, a deep local talent pool, and proximity to cathode and battery customers as well as by-product markets. The competitive corporate tax regime offered in the U.S., the absence of significant royalties, and the benefits inherent in the Inflation Reduction Act of 2022 should also provide advantages to the project.
In May 2024, we received the finalized mining permit for the construction, operation, and reclamation of Carolina Lithium following the posting of a $1 million reclamation bond to the state of North Carolina. The North Carolina Department of Environmental Quality’s Division of Energy, Mineral, and Land Resources approved the permit application on April 12, 2024.
Receipt of the state mining permit allows us to accelerate discussions with funding parties, including government loan agencies and strategic partners who could provide capital, offtake, and technical support. Our goal is to put in place a strong funding plan that will maximize value for Piedmont shareholders. We continue to engage with community stakeholders, including the Gaston County Board of Commissioners, in advance of anticipated rezoning and local permitting efforts.

Tennessee Lithium
Tennessee Lithium is a proposed merchant lithium hydroxide manufacturing plant planned to be located in America’s emerging “Battery Belt”, and is expected to add 30,000 metric tons per year of lithium hydroxide production capacity to the U.S. supply chain. If constructed, we expect the plant would be one of the most sustainable lithium hydroxide operations in the world, and would utilize Metso’s pressure leaching technology. Use of this technology is expected to reduce solid waste, create fewer emissions, and improve capital and operating costs relative to incumbent technologies. We own a 132-acre disposal facility adjacent to the proposed Tennessee Lithium plant site for the placement of inert tailings produced as part of the alkaline pressure leach process.
We currently hold all material permits required to begin construction at Tennessee Lithium.
Recent highlights include:
•Tennessee Lithium remains a key part of our development pipeline as a permitted project. We are evaluating the timeline of project development given the recent receipt of the state mining permit for Carolina Lithium.
•In April 2024, we exited the purchase agreement for a nearby industrial complex and continue to negotiate a renewal of our option agreement for the planned project site.
Killick Lithium
As of March 31, 2024, we owned an equity interest of approximately 20% in Vinland Lithium, which is a Canadian-based entity jointly owned with Sokoman Minerals and Benton Resources. Vinland Lithium owns Killick Lithium, which owns a large exploration property prospective for lithium located in southern Newfoundland, Canada. As of March 31, 2024, we have invested $2.5 million in Vinland Lithium.
As part of an earn-in agreement with Vinland Lithium, we have the right to acquire up to a 62.5% equity interest in Killick Lithium through staged-investments, which may be paid in shares of our stock. As part of our investment in Vinland Lithium, we entered into a marketing agreement with Killick Lithium for 100% marketing rights and the right of first refusal to purchase 100% of all lithium products produced by Killick Lithium on a life-of-mine basis at competitive commercial rates.
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
There have been no changes in the significant accounting policies followed by us during the three months ended March 31, 2024 from those disclosed in our Annual Report for the year ended December 31, 2023.

Components of our Results of Operations
Revenue
We recognize revenue from product sales at a point in time when performance obligations are satisfied under the terms of contracts with our customers. A performance obligation is deemed to be satisfied when control of the product is transferred to our customer, which is typically upon delivery to the shipping carrier. Where a contract contains more than one distinct performance obligation, the transaction price is allocated to each performance obligation based on the standalone selling price of each performance obligation, although these situations do not occur frequently and are generally not built into our contracts. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods. In the case of variable consideration arrangements, we estimate variable consideration as the revenue to which we expect to be entitled. Initial pricing is typically billed 5 days to 30 days after the departure of the shipment and paid between 15 days to 75 days. Final adjustments to prices may take longer to resolve. When the final price has not been resolved by the end of a reporting period, we estimate the expected sales price based on the initial price, market pricing and known quality measurements. We warrant to our customers that our products conform to mutually agreed product specifications.
Exploration Costs
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
Loss From Equity Method Investments
Loss from equity method investments reflects our proportionate share of the net income (loss) resulting from our current and legacy investments in Sayona Mining, Sayona Quebec, Vinland Lithium, and Atlantic Lithium. Investments recorded under the equity method are adjusted each period, on a one-quarter lag, for our share of each investee’s income (loss). If a decline in the value of an equity method investment is determined to be other than temporary, we record any related impairment as a component of share of earnings or losses of the equity method investee in the current period. Our equity method investments are an integral and integrated part of our ongoing operations. We have determined this justifies a more meaningful and transparent presentation of our proportional share of income (loss) in our equity method investments as a component of our income (loss) from operations.
Other Income
Other income consists of interest income, interest expense, foreign currency exchange gain (loss), and gain (loss) on sale of equity method investments. Interest income consists of interest earned on our cash and cash equivalents. Interest expense consists of interest incurred on long-term debt related to noncash acquisitions of mining interests financed by sellers for Carolina Lithium as well as interest incurred for lease liabilities. Foreign currency exchange gain (loss) relates to our foreign bank accounts denominated in Canadian dollars and Australian dollars and marketable securities denominated in Australian dollars. Gain (loss) on sale of equity method investments relates to our reduction in ownership of Sayona Mining and Atlantic Lithium due to (i) gain (loss) on dilution due to their issuance of additional shares through public offerings and employee stock compensation grants while they were accounted for under the equity method, and; (ii) gain (loss) on the sale of shares of our equity method investments.

Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Revenue	$13,401	$—	$13,401	*
Costs of sales	12,710	—	12,710	*
Gross profit	691	—	691	*
Gross profit margin	5.2%	—%
Exploration costs	53	757	(704)	(93.0%)
Selling, general and administrative expenses	9,874	8,621	1,253	14.5%
Total operating expenses	9,927	9,378	549	5.9%
Loss from equity method investments	(5,440)	(2,742)	(2,698)	(98.4%)
Loss from operations	(14,676)	(12,120)	(2,556)	(21.1%)
Other (loss) income	(12,028)	3,974	(16,002)	(402.7%)
Income tax (benefit) expense	(3,093)	493	(3,586)	(727.4%)
Net loss	$(23,611)	$(8,639)	$(14,972)	173.3%
__________________________
* Not meaningful.
Revenue
Revenue was $13.4 million and nil in the three months ended March 31, 2024 and 2023, respectively. We generate revenue from sales of spodumene concentrate associated with our purchase offtake agreement with Sayona Quebec. We sold approximately 15,500 dmt of spodumene concentrate during the three months ended March 31, 2024. We had no revenue during the three months ended March 31, 2023, as sales of spodumene concentrate commenced in August 2023. Our realized price was $865 per dmt of spodumene concentrate (approximately 5.5% Li2O grade) for the three months ended March 31, 2024. Realized price is the average estimated price, net of certain distribution and other fees, and includes referenced pricing data through March 31, 2024. The realized price is subject to final adjustments, which may cause the realized price to be higher or lower than the average estimated realized price, based on future market-price movements. For any shipment that has not yet price settled, we estimate the final sales price based on current and expected market conditions, and known quality measurements. Any adjustments to the estimated (or provisional) sales price will be reflected in subsequent periods.
Gross Profit and Gross Profit Margin
Gross profit was $0.7 million and nil in the three months ended March 31, 2024 and 2023, respectively. Gross profit margin was 5.2% and nil in the three months ended March 31, 2024. Our realized cost of sales was $820 per dmt of spodumene concentrate in the three months ended March 31, 2024. Realized cost of sales is the average cost of sales based on our offtake pricing agreement with Sayona Quebec for the purchase of spodumene concentrate at a market price subject to a floor of $500 per dmt and a ceiling of $900 per dmt, with adjustments for product grade, freight, and insurance. As discussed above, there were no revenues or associated costs of sales in the three month ended March 31, 2023.
Exploration Costs
Exploration costs decreased 93.0%, to $0.1 million in the three months ended March 31, 2024 compared to $0.8 million in the three months ended March 31, 2023. The decrease in exploration costs was primarily driven by an decrease in exploration and engineering activities related to new project targets.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $1.3 million, or 14.5%, to $9.9 million in the three months ended March 31, 2024 compared to $8.6 million in the three months ended March 31, 2023. The increase in selling, general and administrative expenses was primarily due to increased employee compensation costs, which includes $1.8 million in severance and severance related costs in connection with our 28% reduction in force during the first quarter of 2024. These increases were partially offset by a decrease in professional and consulting fees as a part of our costs savings plan. Total stock-based compensation expense included in selling, general and administrative expenses was $2.1 million and $1.1 million in the three months ended March 31, 2024 and 2023, respectively.
Loss from Equity Method Investments
Loss from equity method investments increased $2.7 million, or 98.4%, to $5.4 million in the three months ended March 31, 2024 compared to loss from equity method investments of $2.7 million in the three months ended March 31, 2023. The loss of from equity method investments of $5.4 million in the three months ended March 31, 2024 reflects our proportionate share of loss resulting from our equity investments in Sayona Mining, Sayona Quebec, Atlantic Lithium, and Vinland Lithium. The loss from equity method investments of $2.7 million in the three months ended March 31, 2023 reflects our proportionate share of loss resulting from Sayona Mining, Sayona Quebec, and Atlantic Lithium. Our interest in Vinland Lithium was acquired in October 2023. The increase in loss from equity method investments was mainly driven by an increase in losses from Sayona Mining and Sayona Quebec of $1.1 million and $1.8 million, respectively, partially offset by a decrease in loss from Atlantic Lithium of $0.2 million.
Other Income (Loss)
Other loss increased $16.0 million, to $12.0 million in the three months ended March 31, 2024 compared to income of $4.0 million in the three months ended March 31, 2023. Included in other loss for the three months ended March 31, 2024, was a loss of $14.1 million related to the sale of our entire equity interest in Sayona Mining and the partial sale of our equity interest in Atlantic Lithium. Contributing to the increase in other loss was a decrease of $1.7 million primarily due to a $3.3 million decrease in gains on dilution of equity method investments, partially offset by an increase of $1.4 million in unrealized gain on marketable securities.
Income Tax Expense
Income tax benefit increased $3.6 million, to $3.1 million in the three months ended March 31, 2024 compared to income tax expense of $0.5 million in the three months ended March 31, 2023. The increase in income tax benefit was mainly due to the tax benefit generated from the loss on equity investments related to the sale of our equity interest in Sayona Mining in the three months ended March 31, 2024.
Liquidity and Capital Resources
Overview
As of March 31, 2024, we had cash and cash equivalents of $71.4 million compared to $71.7 million as of December 31, 2023. As of March 31, 2024, the vast majority of our cash balances were held in the U.S and covered by FDIC insured limits. Our predominant source of cash to date has been generated through equity financing from issuances of our common stock. As of March 31, 2024, we had $500 million available under our shelf registration statement. On February 29, 2024, we filed a second amendment to our shelf registration statement to reflect that we are no longer a well-known seasoned issuer. This second amendment has not been declared effective by the SEC; however, we may continue to utilize the shelf registration statement as it existed prior to the filing of Amendment 2 through August 27, 2024, or until the registration statement is declared effective by the SEC. Our shelf registration statement will expire on September 24, 2024. There are many factors that could significantly impact our ability to raise funds through equity and debt financing as well as influence the timing of future cash flows.
Our primary uses of cash during the three months ended March 31, 2024 consisted of: (i) settlement payments tied to sales of spot shipments of spodumene concentrate as a result of a decline in lithium prices totaling $11.1 million; (ii) equity investments in Sayona Quebec mainly for the operation of NAL totaling $10.0 million; (iii) advances to Atlantic Lithium primarily for exploration and evaluation activities, certain development activities, and permitting and approval activities related to our investment in Ewoyaa totaling $5.0 million; (iv) capital expenditures primarily related to engineering costs of $3.3 million for Tennessee Lithium; (v) purchases of real property and associated mining interests of $0.8 million and development expenditures of $1.3 million associated with Carolina Lithium; and (vi) general and administrative costs related to our corporate expenses.
In the first quarter of 2024, we initiated a cost savings plan to reduce operating spend mainly within our corporate overhead by $10 million annually, defer capital spending to 2025 and beyond, and limit cash investments in and advances to affiliates. We expect to recognize the majority of our cost savings in 2024. As part of our cost savings plan, we reduced our workforce by 27% mainly within our corporate office staff and recorded $1.8 million in severance and severance related costs in the first quarter of 2024.

To bolster our cash position and further strengthen our balance sheet, we plan to monetize certain non-core assets and protect shareholder value. We raised net proceeds of $49.1 million from the sale of our common stock holdings in Sayona Mining and a portion of our common stock holdings in Atlantic Lithium. The sale of our equity interests had no impact on our joint ventures or offtake rights with either Sayona Quebec and its NAL operations or the Ewoyaa project with Atlantic Lithium.
As a result of our cash savings efforts, our working capital improved from $34.8 million to $67.2 million during the three months ended March 31, 2024
Liquidity Outlook
Our planned cash expenditures for the next twelve months primarily relate to: (i) continued equity investments in Sayona Quebec primarily for capital expenditures and working capital of NAL; (ii) continued cash advances to Atlantic Lithium for Ewoyaa; (iii) real property and associated mineral rights acquisition costs and continued permitting and engineering and testing activities associated with Carolina Lithium; (iv) site costs, real property acquisition costs, and engineering activities associated with Tennessee Lithium; and (v) working capital requirements primarily related to purchases of spodumene concentrate from NAL and our corporate costs.
In 2024, we plan to fund capital expenditures totaling $10.0 million to $14.0 million and investments in and advances to affiliates totaling $32 million to $38 million. The majority of our planned capital expenditures relate to Carolina Lithium and Tennessee Lithium. Investments in and advances to affiliates reflect cash contributions to Sayona Quebec and its NAL operations and advances to Atlantic Lithium for the Ewoyaa project. We are evaluating a range of funding options with critical focus on funding options that would be non-dilutive to Piedmont Lithium’s shareholders to fund our share of project capital. Our outlook for planned capital expenditures and investments in and advances to affiliates is subject to market conditions.
We believe our current cash balances are sufficient to fund our cash requirements for at least the next 12 months. In the event costs were to exceed our planned expenditures, we will reduce or eliminate current and/or planned discretionary spending. If further reductions are required, we will reduce certain non-discretionary expenditures. We plan to meet our liquidity needs in 2024 through our available cash balances and other financing strategies primarily involving the monetization of non-core assets, as discussed above.
We plan to fund construction costs for Carolina Lithium and Tennessee Lithium through separate yet similar funding strategy processes that we expect would include an ATVM loan, once submitted and if awarded, under the DOE’s Loan Programs Office, and a strategic partnering process. Construction is not planned to commence for either Carolina Lithium or Tennessee Lithium until project financing has been finalized.
As of March 31, 2024, we had entered into land acquisition contracts in North Carolina totaling $21.2 million, of which we expect to close and fund $5.6 million in 2024, $8.9 million in 2025, and $6.8 million in 2026. These amounts do not include closing costs such as attorneys’ fees, taxes, and commissions. We are not obligated to exercise our land option agreements, and we are able to cancel our land acquisition contracts, at our option with de minimis cancellation costs, during the contract due diligence period. Certain land option agreements and land acquisition contracts become binding upon commencement of construction for Carolina Lithium. We terminated our agreements to acquire land in Tennessee.
Currently, there are no plans for future cash distributions from any of our equity method investments.
Historically, we have been successful raising cash through equity financing. If we were to issue additional shares of our common stock, it would result in dilution to our existing shareholders. No assurances can be given that any additional financings would be available in amounts sufficient to meet our needs or on terms that would be acceptable to us. See Part I, Item 1A, “Risk Factors” in this Form 10-K for the year ended December 31, 2023.

Cash Flows
The following table is a condensed schedule of cash flows provided as part of the discussion of liquidity and capital resources:

(in thousands)	Three Months Ended March 31,
Net cash provided by (used in):	2024	2023
Operating activities	$(28,322)	$(9,512)
Investing activities	28,695	(31,478)
Financing activities	(659)	70,966
Net (decrease) increase in cash and cash equivalents	$(286)	$29,976
Cash Flows from Operating Activities
Operating activities used $28.3 million and $9.5 million in the three months ended March 31, 2024 and 2023, respectively, resulting in an increase in cash used by operating activities of $18.8 million. The increase was mainly due a to (i) an increase in working capital spend of $17.0 million primarily related to a reduction in current liabilities associated with settlement payments tied to sales of spot shipments of spodumene concentrate as a result of a decline in lithium prices, and (ii) an increase in net loss of $1.8 million, net of certain noncash items including gain (loss) on sale of equity method investments, loss from equity method investments, stock compensation expense, gain on marketable securities, and deferred taxes.
Cash Flows from Investing Activities
Investing activities provided $28.7 million and used $31.5 million in the three months ended March 31, 2024 and 2023, respectively, resulting in an increase in cash provided by investing activities of $60.2 million. The increase was due to (i) the receipt of $49.1 million in net proceeds from the sale of our entire equity interest in Sayona Mining and the partial sale of our equity interest in Atlantic Lithium, (ii) a decrease in capital expenditures of $13.1 million, (iii) a decrease in contributions to equity investments of $2.0 million, partially offset by a (iv) an increase in cash advances of $4.1 million to Atlantic Lithium for Ewoyaa.
Cash Flows from Financing Activities
Financing activities used $0.7 million and provided $71.0 million in the three months ended March 31, 2024 and 2023, respectively, resulting in a decrease in cash provided of $71.6 million. The decrease in cash from financing activities was driven by a $71.1 million decrease in net cash proceeds from issuances of our common stock in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. In February 2023, we received net proceeds of $71.1 million from LG Chem in exchange for 1,096,535 shares of our common stock in conjunction with a multi-year spodumene concentrate offtake agreement.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in our risk factors from those disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report for the year ended December 31, 2023.
Item 4.    Controls and Procedures.
Our management, under supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer and Principal Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2024. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting identified in the evaluation for the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 12—Commitments and Contingencies of the unaudited consolidated financial statements contained in this report and is incorporated herein by reference.
Item 1A.    RISK FACTORS.
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report for the year ended December 31, 2023.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
Item 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
Item 4.    MINE SAFETY DISCLOSURES.
Not applicable because we do not currently operate any mines subject to the U.S. Federal Mine Safety and Health Act of 1977.
Item 5.    OTHER INFORMATION.
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

Item 6.    EXHIBITS.
Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Piedmont Lithium Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed on May 18, 2021)
3.2	Amended and Restated Bylaws of Piedmont Lithium Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 24, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - - embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).
__________________________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Piedmont Lithium Inc.
(Registrant)

Date: May 9, 2024	By:	/s/ Michael White
Michael White
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)