Form 10-Q
period 2024-06-30
Piedmont Lithium Inc.
filed 2024-08-09
CIK 1728205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 05, 2024, there were 19,371,416 shares of the Registrant’s common stock outstanding.

GLOSSARY OF TERMS AND DEFINITIONS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

Air Permit	Conditional Major Non-Title V Construction and Operating Air Permit
Annual Report	Annual Report on Form 10-K
ASC	Accounting Standards Codification
ASX	Australian Securities Exchange
Atlantic Lithium	Atlantic Lithium Limited
Atlantic Lithium Ghana	Atlantic Lithium’s Ghanaian-based lithium portfolio companies
ATM Program	At the Market Issuance Sales Agreement
ATVM	Advanced Technology Vehicles Manufacturing
Authier	Authier Lithium project
Carolina Lithium	Carolina Lithium project
CODM	Chief Operating Decision Maker
DAP	Delivered at Place
DEMLR	Department of Energy, Mineral and Land Resources
DFS	definitive feasibility study
dmt	dry metric ton
DOE	U.S. Department of Energy
Ewoyaa	Ewoyaa Lithium project
Exchange Act	Securities Exchange Act of 1934
FDIC	Federal Deposit Insurance Corporation
FOB	Free on Board
Killick Lithium	Killick Lithium Inc.
LG Chem	LG Chem, Ltd.
Tennessee Lithium	Tennessee Lithium project
Li2O	lithium oxide
MIIF	Minerals Income Investment Fund of Ghana
Milestone PRAs	PRAs that could be earned based upon achievement of certain specified milestones
NAL	North American Lithium Inc.
Nasdaq	Nasdaq Capital Market
NCDEQ	North Carolina Department of Environmental Quality
Piedmont Australia	Piedmont Lithium Pty Ltd (formerly named Piedmont Lithium Limited)
PRAs	performance rights awards
Ricca	Ricca Resources Limited
RSUs	restricted stock units
Sayona Mining	Sayona Mining Limited
Sayona Quebec	Sayona Quebec Inc.
SEC	Securities and Exchange Commission
spodumene concentrate	spodumene concentrate or SC[X] where “X” represents the lithium content of the concentrate on an Li2O% basis
Stock Incentive Plan	Piedmont Lithium Inc. Stock Incentive Plan adopted by our board in March 2021
Tansim	Tansim Lithium project
Title V Permit	Title V Prevention of Significant Deterioration Air Permit
TSR PRAs
PRAs related to market goals based on a comparison of Piedmont Lithium’s total shareholder return relative to the total shareholder return of a pre-determined set of peer group companies for the performance periods

U.S.	United States of America
U.S. GAAP	U.S. generally accepted accounting principles
Vinland Lithium	Vinland Lithium Inc.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$13,227	$—	$26,628	$—
Costs of sales	12,601	—	25,311	—
Gross profit	626	—	1,317	—
Exploration costs	9	440	62	1,197
Selling, general and administrative expenses	9,330	11,987	19,204	20,608
Total operating expenses	9,339	12,427	19,266	21,805
Loss from equity method investments	(4,910)	(2,675)	(10,350)	(5,417)
Loss from operations	(13,623)	(15,102)	(28,299)	(27,222)
Interest income	653	1,165	1,480	1,928
Interest expense	(76)	(11)	(298)	(26)
Gain (loss) on sale of equity method investments(1)	—	3,975	(13,886)	7,250
Other (loss) gain	(288)	(17)	965	(66)
Total other income (loss)	289	5,112	(11,739)	9,086
Loss before taxes	(13,334)	(9,990)	(40,038)	(18,136)
Income tax (benefit) expense	(2)	649	(3,095)	1,142
Net loss	$(13,332)	$(10,639)	$(36,943)	$(19,278)

Basic and diluted net loss per weighted-average share	$(0.69)	$(0.55)	$(1.91)	$(1.02)
Basic and diluted weighted-average shares outstanding	19,370	19,187	19,348	18,857
__________________________
(1)Gain (loss) on sale of equity method investments includes a loss on the sale of shares in Sayona Mining of $17,215, partially offset by a gain on the sale of shares in Atlantic Lithium of $3,143 and a gain on dilution related to the issuance of additional shares of Atlantic Lithium of $186 for the six months ended June 30, 2024. There was no gain (loss) on sale of equity method investments for the three months ended June 30, 2024. For the three and six months ended June 30, 2023, we recognized a gain of $3,975 and $7,250, respectively, related to the dilution of our ownership interest with the issuance of additional shares of Sayona Mining. See Note 7—Equity Method Investments.
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(13,332)	$(10,639)	$(36,943)	$(19,278)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment of equity method investments(1)	(758)	1,121	(671)	(1,092)
Other comprehensive income (loss), net of tax	(758)	1,121	(671)	(1,092)
Comprehensive loss	$(14,090)	$(9,518)	$(37,614)	$(20,370)
__________________________
(1)Foreign currency translation adjustment of equity method investments is presented net of tax (expense) benefit of $(223) for the six months ended June 30, 2024 and $(97) and $566 for the three and six months ended June 30, 2023, respectively. There is no tax impact on foreign currency translation adjustment of equity method investments for the three months ended June 30, 2024.

The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts) (Unaudited)

Assets	June 30, 2024	December 31, 2023
Cash and cash equivalents	$58,978	$71,730
Accounts receivable	13,320	595
Other current assets	11,395	3,829
Total current assets	83,693	76,154
Property, plant and mine development, net	134,270	127,086
Advances to affiliates	37,093	28,189
Other non-current assets	1,865	2,164
Equity method investments	82,719	147,662
Total assets	$339,640	$381,255

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$5,894	$11,580
Payables to affiliates	81	174
Current portion of long-term debt	642	149
Deferred revenue	24,347	—
Other current liabilities	5,053	29,463
Total current liabilities	36,017	41,366
Long-term debt, net of current portion	2,067	14
Operating lease liabilities, net of current portion	951	1,091
Other non-current liabilities	980	431
Deferred tax liabilities	—	6,023
Total liabilities	40,015	48,925
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock; $0.0001 par value, 100,000 shares authorized; 19,371 and 19,272 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	467,808	462,899
Accumulated deficit	(163,787)	(126,844)
Accumulated other comprehensive loss	(4,398)	(3,727)
Total stockholders’ equity	299,625	332,330
Total liabilities and stockholders’ equity	$339,640	$381,255
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
Cash flows from operating activities:	2024	2023
Net loss	$(36,943)	$(19,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,640	4,311
Loss from equity method investments	10,350	5,417
Loss (gain) on sale of equity method investments	13,886	(7,250)
Gain on equity securities	(1,594)	—
Deferred taxes	(6,246)	1,142
Depreciation and amortization	156	106
Noncash lease expense	532	96
Loss on sale of assets	656	—
Unrealized foreign currency translation (gains) losses	(36)	13
Changes in assets and liabilities:
Accounts receivable	(12,725)	—
Other assets	1,950	(2,019)
Operating lease liabilities	(472)	(80)
Accounts payable	(25)	(1,072)
Payables to affiliates	(93)	—
Deferred revenue	24,347	—
Accrued expenses and other liabilities	(27,164)	(1,072)
Net cash used in operating activities	(28,781)	(19,686)
Cash flows from investing activities:
Capital expenditures	(8,622)	(28,696)
Advances to affiliates	(8,226)	(4,742)
Proceeds from sale of marketable securities	45	—
Proceeds from sale of shares in equity method investments	49,103	—
Additions to equity method investments	(14,966)	(28,218)
Net cash provided by (used in) investing activities	17,334	(61,656)
Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	—	71,084
Payments of long-term debt and insurance premiums financed	(651)	(239)
Payments to tax authorities for employee stock-based compensation	(654)	—
Net cash (used in) provided by financing activities	(1,305)	70,845
Net decrease in cash	(12,752)	(10,497)
Cash and cash equivalents at beginning of period	71,730	99,247
Cash and cash equivalents at end of period	$58,978	$88,750

Supplemental disclosure of cash flow information:
Insurance premiums financed	$2,117	$—
Noncash capital expenditures in accounts payable and accrued expenses	221	6,773
Noncash investment in affiliates for issuance of company stock	746	—
Noncash acquisitions of mining interests financed by sellers	2,668	—
Cash paid for interest	287	26
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands) (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
December 31, 2023	19,272	$2	$462,899	$(126,844)	$(3,727)	$332,330
Issuance of common stock, net of issuance costs	53	—	747	—	—	747
Stock-based compensation, net of forfeitures	—	—	2,106	—	—	2,106
Shares issued for exercise/vesting of stock-based compensation awards	67	—	—	—	—	—
Shares surrendered for tax obligations for stock-based transactions	(27)	—	(592)	—	—	(592)
Equity method investments adjustments in other comprehensive income (loss), net of tax	—	—	—	—	87	87
Net loss	—	—	—	(23,611)	—	(23,611)
March 31, 2024	19,365	2	465,160	(150,455)	(3,640)	311,067
Stock-based compensation, net of forfeitures	—	—	2,710	—	—	2,710
Shares issued for exercise/vesting of stock-based compensation awards	10	—	—	—	—	—
Shares surrendered for tax obligations for stock-based transactions	(4)	—	(62)	—	—	(62)
Equity method investments adjustments in other comprehensive income (loss), net of tax	—	—	—	—	(758)	(758)
Net loss	—	—	—	(13,332)	—	(13,332)
June 30, 2024	19,371	$2	$467,808	$(163,787)	$(4,398)	$299,625

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
December 31, 2022	18,073	$2	$381,242	$(105,658)	$(5,297)	$270,289
Issuance of common stock, net of issuance costs	1,097	—	71,084	—	—	71,084
Stock-based compensation, net of forfeitures	—	—	1,166	—	—	1,166
Shares issued for exercise/vesting of stock-based compensation awards	13	—	—	—	—	—
Equity method investments adjustments in other comprehensive income (loss), net of tax	—	—	—	—	(2,213)	(2,213)
Net loss	—	—	—	(8,639)	—	(8,639)
March 31, 2023	19,183	2	453,492	(114,297)	(7,510)	331,687
Stock-based compensation, net of forfeitures	—	—	3,266	—	—	3,266
Shares issued for exercise/vesting of stock-based compensation awards	13	—	—	—	—	—
Equity method investments adjustments in other comprehensive income (loss), net of tax	—	—	—	—	1,122	1,122
Net loss	—	—	—	(10,639)	—	(10,639)
June 30, 2023	19,196	$2	$456,758	$(124,936)	$(6,388)	$325,436
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
Our portfolio of projects include our wholly-owned Carolina Lithium project, a proposed, fully integrated spodumene ore-to-lithium hydroxide project and a second lithium hydroxide manufacturing train in Gaston County, North Carolina. Tennessee Lithium was a proposed secondary merchant lithium hydroxide manufacturing plant. Planned capacity for the Tennessee plant was consolidated to Carolina Lithium in the third quarter of 2024 as part of a two-phased development plan. The balance of our project portfolio includes strategic investments in lithium assets in Quebec, Canada, including the operating NAL mine; in Ghana, West Africa with Atlantic Lithium, including Ewoyaa; and in Newfoundland, Canada with Vinland Lithium.
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
Risk and Uncertainties
We are subject to a number of risks similar to those of other companies of similar size in our industry including, but not limited to, the success of our exploration and development activities, success of our equity method investments in international projects, permitting and construction delays, the need for additional capital or financing to fund operating losses and investments in our lithium projects and affiliates in Quebec and Ghana, lithium price risk, competition from substitute products and services, protection of proprietary technology, litigation, and dependence on key individuals.

Since inception, we have devoted substantial effort and capital resources to our exploration and development activities, permitting activities, construction activities, which includes such activities in international projects as part of our equity method investments. We have incurred net losses and negative cash flows from operations, including net losses of $36.9 million and $21.8 million during the six months ended June 30, 2024 and the year ended December 31, 2023, respectively. We have accumulated deficits of $163.8 million and $126.8 million as of June 30, 2024 and December 31, 2023, respectively. The critical minerals value chain continues to experience headwinds which have negatively impacted the prices of lithium we sell. As a development stage company, we expect to continue to recognize losses and negative cash flows from operations for the foreseeable future as we continue to fund our development and exploration activities. In light of current market conditions, we have introduced additional cost reduction plans to further reduce our operating expenses and investments in our lithium projects and affiliates. We had available cash on hand of $59.0 million as of June 30, 2024. Based on our operating plan, which includes cost reduction plans discussed above, we believe our cash on hand will be sufficient to fund our operations and meet our obligations as they come due for the twelve months following the date these unaudited consolidated financial statements are issued. However, we have based our estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors, including lithium pricing. As a result, we could deplete our capital resources sooner than we currently expect. No assurances can be given that any additional cost reduction strategies we undertake would be sufficient to meet our needs. We expect to finance our future cash needs through a combination of sales of non-core assets, equity offerings, debt financings, and strategic partnerships. If we are unable to obtain funding, we would be forced to delay, reduce, or eliminate some or all of our exploration and development activities and joint venture fundings, which could adversely affect our business prospects and ultimately our ability to operate.
Our long-term success is dependent upon our ability to successfully raise additional capital or financing or enter into strategic partnership opportunities. Our long-term success is also dependent upon our ability to obtain certain permits and approvals, develop our planned portfolio of projects, earn revenues, and achieve profitability. No assurances can be given that we will be able to successfully achieve these dependencies.
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
2.REVENUE
We recognize revenue from product sales at a point in time when performance obligations are satisfied under the terms of contracts with our customers. A performance obligation is deemed to be satisfied when control of the product is transferred to our customers, which is typically upon delivery to the shipping carrier. There are currently no contracts with multiple performance obligations. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 15 days to 75 days from shipment. Some contracts contain prepayment provisions which allow the customer to secure the right to receive their requested product volumes in a future period. Revenue from these contracts is initially deferred, thus creating a contract liability. Initial pricing is typically billed 5 days to 30 days after the departure of the shipment. Final pricing adjustments may take longer to resolve. When the final price has not been resolved by the end of a reporting period, we estimate the expected sales price based on the initial price, market pricing, and known quality measurements. We warrant to our customers that our products conform to mutually agreed product specifications.
Three customers accounted for 100% of total revenue for the periods presented below. All of the sales related to these three customers originated in North America. We evaluate the collectability of our accounts receivable on an individual customer basis. We had no reserve for uncollectible accounts as of June 30, 2024.

We may be subject to provisional revenue adjustments associated with commodity price fluctuations for our spodumene concentrate sales. These adjustments are unknown until final settlement. Revenue and provisional adjustments are reflected in the following table:

(in thousands)	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Spodumene concentrate sales	$13,320	$26,390
Provisional revenue adjustments	(93)	238
Revenue	$13,227	$26,628
Sales of spodumene concentrate commenced in the second half of 2023. As such, we did not record revenue during the three and six months ended June 30, 2023.
Contract Liabilities
Contract liabilities represent payments received from customers in advance of the satisfaction of performance obligations. As of June 30, 2024, we had $24.4 million of contract liabilities included in “Deferred revenue” in the consolidated balance sheets. We anticipate all such payments will be earned and recognized as revenue over the next twelve months. We had no contract liabilities as of December 31, 2023.
3.STOCK-BASED COMPENSATION
Stock Incentive Plans
Under our Stock Incentive Plan, we are authorized to grant 3,000,000 shares, or share equivalents, of stock options, stock appreciation rights, restricted stock units, and restricted stock, any of which may be performance based. Our Leadership and Compensation Committee determines the exercise price for stock options and the base price of stock appreciation rights, which may not be less than the fair market value of our common stock on the date of grant. Generally, stock options and stock appreciation rights fully vest after three years of service and expire at the end of ten years. PRAs vest upon achievement of certain pre-established performance targets that are based on specified performance criteria over a performance period. As of June 30, 2024, 1,329,600 shares of common stock were available for issuance under our Stock Incentive Plan.
We include the expense related to stock-based compensation in the same financial statement line item as cash compensation paid to the same employee. As of June 30, 2024, we had remaining unvested stock-based compensation expense of $12.6 million to be recognized through December 31, 2026. Additionally, and if applicable, we capitalize personnel expenses, including stock-based compensation expenses, attributable to the development of our mine and construction of our plants. We recognize share-based award forfeitures as they occur.

Stock-based compensation related to all stock-based incentive plans is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Components of stock-based compensation:
Stock-based compensation	$2,720	$3,266	$4,866	$4,437
Stock-based compensation forfeitures	(10)	—	(50)	(5)
Stock-based compensation, net of forfeitures	$2,710	$3,266	$4,816	$4,432

Presentation of stock-based compensation in the unaudited consolidated financial statements:
Exploration costs	$3	$51	$8	$71
Selling, general and administrative expenses	2,570	3,135	4,632	4,240
Stock-based compensation expense, net of forfeitures(1)	2,573	3,186	4,640	4,311
Capitalized stock-based compensation(2)	137	80	176	121
Stock-based compensation, net of forfeitures	$2,710	$3,266	$4,816	$4,432
__________________________
(1)We did not reflect a tax benefit associated with stock-based compensation expense in our consolidated statements of operations because we had a full tax valuation allowance during these periods. As such, the table above does not reflect the tax impacts of stock-based compensation expense.
(2)These costs relate to direct labor costs associated with our lithium projects and are included in “Property, plant and mine development, net” in our consolidated balance sheets.
Stock Option Awards
Stock options may be granted to employees, officers, non-employee directors, and other service providers. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes valuation model, and the expense is recognized over the option vesting period.
The following assumptions were used to estimate the fair value of stock options granted during the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected life of options (in years)	6.3	6.2	6.3 -6.4	6.2 - 6.4
Risk-free interest rate	4.3%	3.9%	4.2% - 4.3%	3.9% - 4.2%
Assumed volatility	40%	40%	35% - 40%	40%
Expected dividend rate	—	—	—	—
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
Performance Rights Awards
As of June 30, 2024, there were 20,162 unvested Milestone PRAs and 280,256 unvested TSR PRAs. The awards become eligible to vest only if certain goals are achieved and will vest only if the grantee remains employed by the Company through each applicable vesting date, subject to certain accelerated vesting terms for qualified terminations. Each performance right converts into one share of common stock upon vesting of the performance right.
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
The following assumptions were used in the Monte Carlo simulation for TSR PRAs granted during periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected term (in years)	1 - 3	1 - 3	1 -3	1 - 3
Risk-free interest rate	4.8%	4.9%	4.7% - 4.8%	4.9%
Assumed volatility	50%	60%	50%	60%
Expected dividend yield	—	—	—	—
A summary of activity related to our share-based awards is presented in the following table:

	2024			2023
(in thousands)	Stock Option Awards	Restricted Stock Units	Performance Rights Awards	Stock Option Awards	Restricted Stock Units	Performance Rights Awards
Share balance at January 1	295	80	86	265	36	44
Granted	155	200	123	42	40	42
Exercised, surrendered or vested	—	(35)	(32)	—	(13)	—
Forfeited or expired	—	(2)	—	—	(1)	—
Share balance at March 31	450	243	177	307	62	86
Granted	170	117	129	30	31	27
Exercised, surrendered or vested	—	(5)	(5)	—	(12)	—
Forfeited or expired	—	(2)	—	—	—	—
Share balance at June 30	620	353	301	337	81	113
4.OTHER (LOSS) GAIN
Other (loss) gain is reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Gain on equity securities	$210	$—	$1,594	$—
Loss on sale of assets	(656)	—	(656)	—
Gain (loss) from foreign currency exchange	158	(17)	27	(66)
Other (loss) gain	$(288)	$(17)	$965	$(66)
The gain on equity securities relates to realized and unrealized gains (losses) of our investments in marketable and equity securities. Loss on sale of assets primarily relates to our sale or disposal of property, plant and mine development assets. Foreign currency exchange gain (loss) primarily relates to our foreign bank accounts denominated in Canadian dollars and Australian dollars and marketable securities denominated in Australian dollars.

5.EARNINGS PER SHARE
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
Basic and diluted net loss per share is reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net loss	$(13,332)	$(10,639)	$(36,943)	$(19,278)
Weighted-average number of common shares used in calculating basic earnings per share	19,370	19,187	19,348	18,857
Basic and diluted net loss per weighted-average share	$(0.69)	$(0.55)	$(1.91)	$(1.02)
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

	June 30,
(in thousands)	2024	2023
Stock options	620	337
RSUs	353	81
PRAs	301	113
Total potentially dilutive shares	1,274	531
6.INCOME TAXES
We recorded a $2 thousand income tax provision on a loss before taxes of $13.3 million and a provision of $0.6 million on a loss before taxes of $10.0 million in the three months ended June 30, 2024 and 2023, respectively. We recorded an income tax benefit of $3.1 million on a loss before taxes of $40.0 million and a provision of $1.1 million on a loss before taxes of $18.1 million in the six months ended June 30, 2024 and 2023, respectively.The effective tax rates were 0.0% and (6.5)% in the three months ended June 30, 2024 and 2023, respectively, and 7.7% and (6.3)% in the six months ended June 30, 2024 and 2023, respectively.
The effective tax rate in the three and six months ended June 30, 2024 and 2023 differs from the U.S. federal statutory rate due to the valuation allowance against our U.S. deferred tax assets and income or loss in foreign jurisdictions that is taxed at different rates than the U.S. statutory tax rate. The decrease in income tax expense for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 was primarily due to the Australian tax effects of our gain on sale of shares in Sayona Mining in the six months ended June 30, 2024.
The sale of Sayona Mining shares resulted in a book loss of $17.2 million, primarily due to the previously recorded non-cash gains on dilution of $46.3 million over the life of our investment. The deferred tax on the investment of $6.0 million was reversed for a deferred tax benefit, offset by a $3.2 million tax payable on the total taxable gain of $22.0 million. The tax payable of $3.2 million is recorded in “Other current liabilities” in our consolidated balance sheets.

7.EQUITY METHOD INVESTMENTS
We apply the equity method to investments when we have the ability to exercise significant influence over the operational decision-making authority and financial policies of the investee.
The following tables summarize the carrying amounts, including changes therein, of our equity method investments:

	Three Months Ended June 30, 2024
(in thousands)	Sayona Quebec	Vinland Lithium	Total
Balance at March 31, 2024	$81,792	$1,677	$83,469
Additional investments	4,913	5	4,918
Loss from equity method investments	(4,860)	(50)	(4,910)
Foreign currency translation adjustments of equity method investments	(740)	(18)	(758)
Balance at June 30, 2024	$81,105	$1,614	$82,719

	Six Months Ended June 30, 2024
(in thousands)	Sayona Mining(2)	Sayona Quebec	Atlantic Lithium(3)	Vinland Lithium	Total
Balance at December 31, 2023	$59,494	$76,552	$9,825	$1,791	$147,662
Additional investments	—	14,961	—	5	14,966
Gain on dilution of equity method investments(1)	—	—	186	—	186
Loss from equity method investments	(2,094)	(7,933)	(198)	(125)	(10,350)
Foreign currency translation adjustments of equity method investments	1,228	(2,475)	856	(57)	(448)
Net proceeds from sale of shares	(41,413)	—	(7,690)	—	(49,103)
(Loss) gain on sale of shares of equity method investments(4)	(17,215)	—	3,143	—	(14,072)
Transfer to investments in marketable securities	—	—	(6,122)	—	(6,122)
Balance at June 30, 2024	$—	$81,105	$—	$1,614	$82,719
__________________________
(1)Gain on dilution of equity method investments relates to the exercise of stock options and share grants which resulted in a reduction of our ownership in Atlantic Lithium and is included in “Gain (loss) on sale of equity method investments” in our consolidated financial statements.
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
(3)As of March 31, 2024, Atlantic Lithium is no longer accounted for as an equity method investment. During the three months ended March 31, 2024, we sold 24,479,868 shares of Atlantic Lithium for an average $0.32 per share. The shares sold represented approximately 4% of Atlantic Lithium’s outstanding shares and resulted in net proceeds of $7.7 million. In connection with the sale of the shares, we no longer hold a board seat with Atlantic Lithium and therefore do not exercise significant influence. Our remaining investment in Atlantic Lithium of approximately 5% is accounted for as an investment in marketable securities and presented at fair value at each reporting date based on the closing price of Atlantic Lithium’s share price on the ASX. See Note 9—Other Assets and Liabilities. Our reduced ownership in Atlantic Lithium has no impact on our earn-in or offtake rights with Atlantic Lithium and the Ewoyaa project.
(4)Amounts reclassified out of accumulated other comprehensive loss into net income related to the sale of shares of equity method investments were $3.0 million and $0.6 million, net of tax, for Sayona Mining and Atlantic Lithium, respectively.

	Three Months Ended June 30, 2023
(in thousands)	Sayona Mining	Sayona Quebec	Atlantic Lithium	Total
Balance at March 31, 2023	$44,188	$50,549	$10,659	$105,396
Additional investments	—	16,085	41	16,126
Gain on dilution of equity method investments(1)	3,975	—	—	3,975
Loss from equity method investments	(1,013)	(1,335)	(327)	(2,675)
Foreign currency translation adjustments of equity method investments	133	1,247	(162)	1,218
Balance at June 30, 2023	$47,283	$66,546	$10,211	$124,040
__________________________
(1)Gain on dilution of equity method investments relates to issuances of additional shares of Sayona Mining, which reduced our ownership interest in Sayona Mining and is included in “Gain (loss) on sale of equity method investments” in our consolidated financial statements.

	Six Months Ended June 30, 2023
(in thousands)	Sayona Mining	Sayona Quebec	Atlantic Lithium	Total
Balance at December 31, 2022	$44,619	$39,763	$11,265	$95,647
Additional investments	102	28,075	41	28,218
Gain on dilution of equity method investments(1)	7,250	—	—	7,250
Loss from equity method investments	(2,054)	(2,604)	(759)	(5,417)
Foreign currency translation adjustments of equity method investments	(2,634)	1,312	(336)	(1,658)
Balance at June 30, 2023	$47,283	$66,546	$10,211	$124,040
__________________________
(1)Gain on dilution of equity method investments relates to issuances of additional shares of Sayona Mining, which reduced our ownership interest in Sayona Mining and is included in “Gain (loss) on sale of equity method investments” in our consolidated financial statements.
As of June 30, 2024, we accounted for our existing investments in Sayona Quebec and Vinland Lithium as equity method investments.
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
In the three months ended June 30, 2024, NAL produced approximately 49,700 dmt of spodumene concentrate and shipped approximately 27,700 dmt, of which approximately 14,000 dmt were sold to Piedmont Lithium. We sold approximately 14,000 dmt of spodumene concentrate and recognized $13.2 million in revenue with a realized sales price of $945 per dmt and a realized cost of sales of $900 per dmt, in the three months ended June 30, 2024.
In the six months ended June 30, 2024, NAL produced approximately 90,100 dmt of spodumene concentrate and shipped approximately 85,700 dmt, of which approximately 29,500 dmt were sold to Piedmont Lithium. We sold approximately 29,500 dmt of spodumene concentrate and recognized $26.6 million in revenue with a realized sales price of $903 per dmt and a realized cost of sales of $858 per dmt, in the six months ended June 30, 2024.
Realized cost of sales is the average cost of sales based on our offtake pricing agreement with Sayona Quebec for the purchase of spodumene concentrate at a market price subject to a floor of $500 per dmt and a ceiling of $900 per dmt, with adjustments for product grade, freight, and insurance.
Payables to NAL of $0.1 million and $0.2 million as of June 30, 2024 and December 31, 2023, respectively, are recorded in “Payables to affiliates” in our consolidated balance sheets.
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
Summarized Financial Information
The following tables present summarized financial information is included in our share of loss from equity method investments noted above for our significant equity investment Sayona Quebec. The balances below were compiled from information provided to us by Sayona Quebec and are presented in accordance with U.S. GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenue	$34,092	$—	$56,982	$—
Gross profit (loss)	(18,120)	—	(32,597)	—
Net loss from operations	(19,590)	(5,340)	(34,114)	(10,418)
Net loss	(19,439)	(5,340)	(31,729)	(10,418)
8.ADVANCES TO AFFILIATES
Advances to affiliates consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Ewoyaa	$34,344	$26,378
Killick Lithium	2,749	1,811
Total advances to affiliates	$37,093	$28,189
Advances to affiliates relate to staged investments for future planned lithium projects. We have a strategic partnership with Atlantic Lithium that includes Atlantic Lithium Ghana’s flagship Ewoyaa project. Under our partnership, we entered into a project agreement to acquire a 50% equity interest in Atlantic Lithium Ghana in two phases, with each phase requiring us to make future staged investments in Ewoyaa over a period of time in order to earn our additional interest. We have an earn-in agreement with Vinland Lithium to acquire up to a 62.5% equity interest in Killick Lithium.
Our maximum exposure to a loss as a result of our involvement in Ewoyaa and Killick Lithium is limited to the total amount funded by Piedmont Lithium to Atlantic Lithium and Vinland Lithium. As of June 30, 2024, we did not own an equity interest in Atlantic Lithium Ghana or Killick Lithium. We have made advances to Atlantic Lithium for Ewoyaa totaling $3.0 million and $3.9 million in the three months ended June 30, 2024 and 2023, respectively, and $8.0 million and $4.7 million in the six months ended June 30, 2024 and 2023, respectively. We have made advances to Vinland Lithium for Killick Lithium totaling $0.2 million and $0.9 million in the three and six months ended June 30, 2024, respectively.

Ewoyaa
We completed Phase 1 of our investment in mid-2023, which allowed us to acquire a 22.5% equity interest in Atlantic Lithium Ghana, by funding Ewoyaa’s exploration and DFS costs and notifying Atlantic Lithium of our intention to proceed with additional funding contemplated under Phase 2. Atlantic Lithium issued their DFS for Ewoyaa in June 2023. In August 2023, we supplied Atlantic Lithium with notification of our intent to proceed with additional funding for Phase 2. Our future equity interest ownership under Phase 1 remains subject to government approvals required under Ghana’s Mineral and Mining Act. Phase 2 allows us to acquire an additional 27.5% equity interest in Atlantic Lithium Ghana upon completion of funding $70 million for capital costs associated with the development of Ewoyaa. Upon issuance of our equity interest associated with Phase 1 and completion and issuance of our equity interested associated with Phase 2, we expect to have a total equity interest of 50% in Atlantic Lithium Ghana. Atlantic Lithium Ghana, in turn, will hold an 81% interest in the Ewoyaa project net of the interests that will be held by the Ghanaian government and MIIF, resulting in an effective ownership interest of 40.5% in Ewoyaa, by Piedmont Lithium.
Killick Lithium
In October 2023, we entered into an earn-in agreement with Vinland Lithium to acquire up to a 62.5% equity interest in Killick Lithium through current and future phased investments. As part of our investment, we entered into a marketing agreement with Killick Lithium for 100% marketing rights and right of first refusal to purchase 100% of all lithium products produced by Killick Lithium on a life-of-mine basis at competitive commercial rates.
9.OTHER ASSETS AND LIABILITIES
Other current assets consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Marketable securities	$8,025	$—
Prepaid and other current assets	3,133	3,345
Equity securities	237	484
Total other current assets	$11,395	$3,829
Our investments in marketable securities consisted of common shares in Atlantic Lithium, a publicly traded company on the ASX. During the three and six months ended June 30, 2024, we recognized a gain of $0.2 million and $1.8 million, respectively, based on changes to fair value of the marketable securities. Prior to March 31, 2024, we accounted for Atlantic Lithium under the equity method of accounting. See Note 7—Equity Method Investments.
Our investment in equity securities consisted of common shares in Ricca, a private company focused on gold exploration in Africa. We recognized a loss of $0.0 million and $0.2 million on the equity securities based on changes in observable market data during the three and six months ended June 30, 2024, respectively.
Other non-current assets consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Operating lease right-of-use assets	$1,162	$1,371
Asset retirement obligation, net	400	414
Other non-current assets	303	379
Total other non-current assets	$1,865	$2,164
Asset retirement obligation is net of accumulated amortization of $21 thousand, and $7 thousand as of June 30, 2024 and December 31, 2023, respectively.

Other current liabilities consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Current tax payable	$3,151	$—
Financed insurance premiums	1,599	—
Operating lease liabilities	303	312
Accrued provisional revenue adjustment	—	29,151
Total other current liabilities	$5,053	$29,463
During the three months ended June 30, 2024,we entered into a financing agreement through our insurance broker to spread the payment of our annual director’s and officer’s insurance premium over an eight-month period. Total financed payments totaling $2.1 million will be made between May 2024 and January 2025 at a rate of 8.2%. The outstanding balance of the liability as of June 30, 2024 was approximately $1.6 million. Total interest expense incurred during the three and six months ended June 30, 2024 was $11 thousand.
We recognize revenue from product sales at a point in time when performance obligations are satisfied under the terms of contracts with our customers. When the final price has not been resolved by the end of a reporting period, we estimate the expected sales price based on the initial price, market pricing, and known quality measurements. Differences between payments received and the estimated sales price, which resulted in a liability, are recorded as accrued provisional revenue adjustments. We had no outstanding liability for accrued provisional revenue adjustments as of June 30, 2024.
10.EQUITY
We are authorized to issue up to 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. We have no outstanding shares of preferred stock.
In May 2024, we entered into an ATM Program with B. Riley Securities, Inc., whereby we may from time to time, at our discretion, issue and sell up to $50 million of our Class A common stock through any method deemed to be an “at-the-market” offering, as defined in Rule 415 of the Exchange Act, or any method specified in the ATM Program.
We have not issued any shares under the ATM Program through June 30, 2024.
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
As of June 30, 2024, $500 million of securities were available under our shelf registration statement, which expires on September 24, 2024.
11.SEGMENT REPORTING
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

12.FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Measurement of Fair Value
Our material financial instruments consist primarily of cash and cash equivalents, investments in marketable and equity securities, trade and other payables, and long-term debt as follows:
•Long-term debt—As of June 30, 2024 and December 31, 2023, we had $2.7 million and $0.2 million, respectively, of principal debt outstanding associated with seller financed loans for properties acquired at Carolina Lithium. The carrying value of our long-term debt approximates its estimated fair value.
•Investments in marketable and equity securities—As of June 30, 2024 and December 31, 2023, we had $8.3 million and $0.5 million, respectively, of investments in marketable and equity securities which are recorded at fair value. $8.0 million are related to shares of Atlantic Lithium which are based on Level 1 inputs, and $0.2 million are related to shares of Ricca which are based on Level 2 inputs. See Note 9—Other Assets and Liabilities.
•Other financial instruments—The carrying amounts of cash and cash equivalents and trade and other payables approximate fair value due to their short-term nature and are based on Level 1 inputs.
Level 3 activity was not material for all periods presented.
13.COMMITMENTS AND CONTINGENCIES
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
On June 6, 2024, four petitioners with residential or business properties near our permitted Carolina Lithium project filed a Petition for a Contested Case Hearing with the North Carolina Office of Administrative Hearings challenging DEMLR’s issuance of our mining permit for the Carolina Lithium project. The petition alleges DEMLR exceeded its authority, acted erroneously, failed to follow proper procedures, acted arbitrarily and failed to act as required by law when issuing our mining permit. On July 3, 2024, we filed a Motion to Intervene in the Contested Case Hearing. On July 8, 2024, the Office of Administrative Hearings granted our Motion to Intervene. We intend to support DEMLR in its defense of the issuance of our mining permit.
Asset Retirement Obligations
In 2023, we recognized an asset retirement obligation of $0.4 million related to the acquisition of a disposal facility in Etowah, Tennessee, for Tennessee Lithium. In determining the asset retirement obligation, we calculated the present value of the estimated future cash flows required to reclaim the disturbed areas and perform any required monitoring.
14.SUBSEQUENT EVENTS
In July 2024, Piedmont streamlined its U.S. lithium hydroxide production plans in favor of shifting our proposed Tennessee Lithium conversion capacity to Carolina Lithium, in a phased approach, allowing us to deploy capital and technical resources more efficiently. The book value of Tennessee Lithium assets as of June 30, 2024 was approximately $34.5 million, which includes $2.6 million in land for our monofil disposal facility in Etowah, Tennessee. We plan to transfer the vast majority of the completed front-end completed for Tennessee Lithium to Carolina Lithium, adding a second lithium hydroxide production train to the integrated project as part of a second phase of development.
We anticipate a write-down of our capitalized construction and development costs associated with Tennessee Lithium of approximately $1.0 million to $2.0 million during the third quarter of 2024. We are currently evaluating options for our monofil disposal facility in Tennessee.
Except as described above, there have been no events subsequent to June 30, 2024 which would require accrual or disclosure in these consolidated financial statements.

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
Since 2021, electric vehicle and battery companies have announced significant commitments to build new or expanded manufacturing operations across the U.S., which are expected to drive domestic demand for lithium far beyond current or projected capacity over the next decade. Piedmont Lithium, as a U.S.-based company, is well positioned to benefit from federal policies and funding established to facilitate the expedited development of a robust domestic supply chain and clean energy economy, while strengthening national and global energy security. Manufacturing facilities for electric vehicles, batteries, and related components are typically constructed in two to three years; however, the development of lithium resources from exploration to production requires a much longer time frame. We believe this prolonged time frame for resource development poses the greatest challenge to the emerging electrification industry and represents increased opportunity for lithium producers.
To support growing U.S. lithium demand, we have spent the past eight years developing a portfolio of four key projects: wholly-owned Carolina Lithium and Tennessee Lithium, and strategic investments in Quebec, Canada, with Sayona Quebec’s NAL, and in Ghana, with Atlantic Lithium’s Ewoyaa. NAL began supplying spodumene concentrate to the market in the third quarter of 2023. Carolina Lithium is being developed as a fully integrated spodumene ore-to-lithium hydroxide project designed to produce 30,000 metric tons of lithium hydroxide annually. During the third quarter of 2024, we made the decision to shift Tennessee Lithium’s planned annual production capacity of 30,000 metric tons of lithium hydroxide to Carolina Lithium via a second production train in a phased development approach. Consolidating our U.S. lithium hydroxide production strategy positions Piedmont to leverage our foundational Carolina Lithium project and deploy capital and technical resources more efficiently.
Our current plan to produce an estimated 60,000 metric tons per year of domestic lithium hydroxide would be significantly accretive to today’s total estimated U.S. annual production capacity of approximately 20,000 metric tons per year. Our lithium hydroxide capacity and revenue generation are expected to be supported by production of, or offtake rights to, approximately 525,000 metric tons of spodumene concentrate annually.
Our projects and strategic investments are being developed on a measured timeline based on prevailing market conditions to manage near term cash while optimizing future cash flow and long-term value maximization. The development timelines are also subject to permitting, regulatory approvals, funding, and successful project execution.
As we continue to advance our goal of becoming one of the leading manufacturers of lithium products in North America, we expect to capitalize on our competitive strengths, including our life-of-mine offtake agreement with Sayona Quebec, scale and diversification of lithium resources, advantageous locations of projects and assets, access to a variety of funding options, opportunities to leverage our greenfield projects, and a highly experienced management team. Advancements toward this effort are highlighted below.

Piedmont Lithium
We continue to engage in activities to strengthen our financial position and business strategy, including decisions to drive prudent capital deployment and cost savings that preserve our assets within our portfolio of projects and strategic investments.
•In June 2024, we released our second Sustainability Report, summarizing our environmental, social, and governance achievements as a development-stage company building a diverse, integrated portfolio of lithium projects. The report outlines Piedmont’s sustainable project development activities and the progress we have made in advancing our long-term environmental, social, and governance strategy.
•During the third quarter of 2024, we streamlined our U.S. lithium hydroxide production plans in favor of deploying capital and technical resources more efficiently by shifting our proposed Tennessee Lithium conversion capacity to Carolina Lithium. We plan to leverage the Carolina Lithium project by adding a second lithium hydroxide production train as part of a phased development approach.
Lithium Projects
Quebec
As of June 30, 2024, we owned an equity interest of 25% in Sayona Quebec. Sayona Mining owned the remaining 75% equity interest in Sayona Quebec. Sayona Quebec owns a portfolio of projects, which includes NAL, Authier, and Tansim. We hold a life-of-mine offtake agreement with Sayona Quebec for the greater of 113,000 dmt or 50% of spodumene concentrate production per year. Our purchases of spodumene concentrate are subject to a price floor of $500 per dmt and a price ceiling of $900 per dmt for 6.0% Li2O spodumene concentrate.
Recent highlights include:
•During the quarter ended June 30, 2024, NAL achieved record production of approximately 49,700 dmt of spodumene concentrate, and shipped approximately 27,700 dmt, of which approximately 14,000 dmt were sold to Piedmont. During this quarter, we sold approximately 14,000 dmt of spodumene concentrate and recognized $13.2 million in revenue with a realized sales price of $945 per dmt and a realized cost of sales of $900 per dmt.
•During the quarter ended June 30, 2024, production at NAL achieved steady state, increasing nearly 23% compared to the prior quarter. Further, recovery rates improved to 68%, mill utilization increased to 83%, up 10% from the previous quarter, and commissioning of the crushed ore dome was completed.
•During the quarter ended June 30, 2024, high-grade drill results from the 2023-2024 drill program at NAL demonstrated the potential for a significant upgrade to the mineral resource estimate. Assays identified multiple new, high-grade lithium zones beyond the planned pit shell model, with intercepts at thicker and higher grades than previously encountered. Mineralization within the pit shell model showed continuity and consistency in grade and thickness.
Ghana
As of June 30, 2024, we owned an equity interest of approximately 5% in Atlantic Lithium. We have a right to acquire a 50% equity interest in Atlantic Lithium Ghana, which includes Atlantic’s flagship Ewoyaa project, located approximately 70 miles from the Port of Takoradi in Ghana, West Africa. We hold an offtake agreement with Atlantic Lithium for 50% of annual production of spodumene concentrate at market prices on a life-of-mine basis from Ewoyaa.
•In July 2024, the application to grant the Ewoyaa mining lease was submitted to the Ghanaian parliament to undergo the ratification process. The mining lease remains subject to parliamentary ratification as of the date of this Quarterly Report. We expect advances to Atlantic Lithium for Ewoyaa to decrease in the coming months depending on the timing of mining lease ratification, permitting, and prevailing market conditions.

•In July 2024, Piedmont mandated a financial advisor to develop a funding strategy that includes an offtake partner process to support our share of Ewoyaa construction capital and minimize dilution to Piedmont shareholders. Negotiations have advanced in Atlantic Lithium’s competitive offtake partnering process to secure funding for a portion of the joint venture’s annual production share.

•On July 9, 2024, Atlantic Lithium reported a fatality at the Ewoyaa project site. The Minerals Commission of Ghana conducted an investigation, after which Atlantic Lithium resumed operations in accordance with the commission’s recommendations.
Carolina Lithium
Carolina Lithium is located in the historic Carolina Tin-Spodumene Belt and is being designed as a fully integrated project with mining, spodumene concentrate production, and lithium hydroxide manufacturing on a single site in Gaston County, North Carolina. At full production, Carolina Lithium is expected to produce 30,000 metric tons per year of lithium hydroxide per conversion train for a total of 60,000 metric tons annually.
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
Management is actively engaging in discussions with potential strategic partners who have expressed interest in project-level funding for Carolina Lithium. Our goal through the partnership process is to advance the project through ongoing permitting and rezoning activities. The Carolina Lithium funding strategy also includes potential government financing options.
In May 2024, we received the finalized mining permit for the construction, operation, and reclamation of Carolina Lithium following the posting of a $1 million reclamation bond to the state of North Carolina. The NCDEQ approved the permit application on April 12, 2024.
We are considering the timing of the local rezoning process, which is dependent upon the funding strategy, potential partnerships, project development plans, and market dynamics. Engagement continues with community stakeholders, including the Gaston County Board of Commissioners.
Tennessee Lithium
Tennessee Lithium was planned as a merchant lithium hydroxide manufacturing plant to produce 30,000 metric tons per year of lithium hydroxide.
As part of our streamlined U.S. production strategy, we have converted the proposed Tennessee Lithium project plans to a second lithium hydroxide train in a phased development for Carolina Lithium. The combined conversion facilities should allow us to significantly increase U.S. lithium hydroxide production capacity while deploying capital and technical resources more efficiently.
Killick Lithium
As of June 30, 2024, we owned an equity interest of approximately 20% in Vinland Lithium, which is a Canadian-based entity jointly owned with Sokoman Minerals and Benton Resources. Vinland Lithium owns Killick Lithium, which owns a large exploration property prospective for lithium located in southern Newfoundland, Canada. As of June 30, 2024, we have invested $2.7 million in Vinland Lithium.
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
Critical Accounting Polices and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no changes in the significant accounting policies followed by us during the six months ended June 30, 2024 from those disclosed in our Annual Report for the year ended December 31, 2023.
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
Other Income (Loss)
Other income (loss) consists of interest income, interest expense, foreign currency exchange gain (loss), gain (loss) on equity securities, gain (loss) on sale of assets, and gain (loss) on sale of equity method investments. Interest income consists of interest earned on our cash and cash equivalents. Interest expense consists of interest incurred on long-term debt related to noncash acquisitions of mining interests financed by sellers for Carolina Lithium as well as interest incurred for lease liabilities. Foreign currency exchange gain (loss) primarily relates to our foreign bank accounts denominated in Canadian dollars and Australian dollars and marketable securities denominated in Australian dollars. Gain (loss) on equity securities relates to realized and unrealized gains (losses) of our investments in marketable and equity securities. Gain (loss) on sale of assets primarily relates to our sale or disposal of property, plant and mine development assets. Gain (loss) on sale of equity method investments relates to our reduction in ownership of Sayona Mining and Atlantic Lithium due to (i) gain (loss) on dilution due to their issuance of additional shares through public offerings and employee stock compensation grants while they were accounted for under the equity method, and; (ii) gain (loss) on the sale of shares of our equity method investments.
Results of Operations
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

	Three Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Revenue	$13,227	$—	$13,227	*
Costs of sales	12,601	—	12,601	*
Gross profit	626	—	626	*
Gross profit margin	4.7%	—%
Exploration costs	9	440	(431)	(98.0%)
Selling, general and administrative expenses	9,330	11,987	(2,657)	(22.2%)
Total operating expenses	9,339	12,427	(3,088)	(24.8%)
Loss from equity method investments	(4,910)	(2,675)	(2,235)	(83.6%)
Loss from operations	(13,623)	(15,102)	1,479	9.8%
Other income	289	5,112	(4,823)	(94.3%)
Income tax (benefit) expense	(2)	649	(651)	(100.3%)
Net loss	$(13,332)	$(10,639)	$(2,693)	25.3%
__________________________
* Not meaningful.
Revenue
Revenue was $13.2 million and nil in the three months ended June 30, 2024 and 2023, respectively. We generate revenue from sales of spodumene concentrate associated with our purchase offtake agreement with Sayona Quebec. We sold approximately 14,000 dmt of spodumene concentrate during the three months ended June 30, 2024. We had no revenue during the three months ended June 30, 2023, as sales of spodumene concentrate commenced in August 2023. Our realized price was $945 per dmt of spodumene concentrate (approximately 5.5% Li2O grade) for the three months ended June 30, 2024. Realized price is the average estimated price, net of certain distribution and other fees, and includes referenced pricing data through June 30, 2024. For certain contracts, the realized price is subject to final adjustments, which may cause the realized price to be higher or lower than the average estimated realized price, based on future market-price movements. For any shipment that has not yet price settled, we estimate the final sales price based on current and expected market conditions, and known quality measurements. Any adjustments to the estimated (or provisional) sales price will be reflected in subsequent periods.
Gross Profit and Gross Profit Margin
Gross profit was $0.6 million in the three months ended June 30, 2024. Gross profit margin was 4.7% in the three months ended June 30, 2024. Our realized cost of sales was $900 per dmt of spodumene concentrate in the three months ended June 30, 2024. Realized cost of sales is the average cost of sales based on our offtake pricing agreement with Sayona Quebec for the purchase of spodumene concentrate at a market price subject to a floor of $500 per dmt and a ceiling of $900 per dmt, with adjustments for product grade, freight, and insurance. As discussed above, there were no revenues or associated costs of sales in the three months ended June 30, 2023.
Exploration Costs
Exploration costs decreased 98.0%, to $9 thousand in the three months ended June 30, 2024 compared to $0.4 million in the three months ended June 30, 2023. The decrease in exploration costs was primarily driven by a decrease in exploration and engineering activities related to new project targets. As part of the 2024 cost savings plan, we have substantially reduced, or in certain cases eliminated, exploration costs during the current downturn associated with the decline in lithium prices.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $2.7 million, or 22.2%, to $9.3 million in the three months ended June 30, 2024 compared to $12.0 million in the three months ended June 30, 2023. The decrease in selling, general and administrative expenses was primarily due to decreased professional and consulting fees as a part of our 2024 cost savings plan as well as decreased employee compensation costs in connection with our 28% reduction in force during the first quarter of 2024. As a result, we recognized severance and reorganization related costs of $0.3 million in the three months ended June 30, 2024. Total stock-based compensation expense included in selling, general and administrative expenses was $2.6 million and $3.1 million in the three months ended June 30, 2024 and 2023, respectively.
Loss from Equity Method Investments
Loss from equity method investments increased $2.2 million, or 83.6%, to $4.9 million in the three months ended June 30, 2024 compared to loss from equity method investments of $2.7 million in the three months ended June 30, 2023. The loss of from equity method investments of $4.9 million in the three months ended June 30, 2024 reflects our proportionate share of loss resulting from our equity investments in Sayona Quebec and Vinland Lithium. The loss from equity method investments of $2.7 million in the three months ended June 30, 2023 reflects our proportionate share of loss resulting from Sayona Mining, Sayona Quebec, and Atlantic Lithium. Our interest in Vinland Lithium was acquired in October 2023. The increase in loss from equity method investments was mainly driven by an increase in loss from Sayona Quebec of $3.5 million, partially offset by a decrease in losses from Sayona Mining and Atlantic Lithium of $1.0 million and $0.3 million, respectively.
Other Income
Other income decreased $4.8 million, to $0.3 million in the three months ended June 30, 2024 compared to $5.1 million in the three months ended June 30, 2023. Included in other loss for the three months ended June 30, 2024, was interest income of $0.7 million, unrealized gain on marketable securities of $0.2 million, partially offset by a loss of $0.7 million related to the loss on sale of assets. Included in other income for the three months ended June 30, 2023, was interest income of $1.2 million, and a $4.0 million gain on dilution of equity method investments.
Income Tax (Benefit) Expense
Income tax expense decreased $0.7 million, to a benefit of $2 thousand in the three months ended June 30, 2024 compared to income tax expense of $0.6 million in the three months ended June 30, 2023. The increase in income tax benefit was primarily related to deferred tax expense of $0.6 million associated with the Australian tax effects of our gain on sale of equity investments and our proportional share of income in Sayona Mining in the three months ended June 30, 2023.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

	Six Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Revenue	$26,628	$—	$26,628	*
Costs of sales	25,311	—	25,311	*
Gross profit	1,317	—	1,317	*
Gross profit margin	4.9%	—%
Exploration costs	62	1,197	(1,135)	(94.8)%
Selling, general and administrative expenses	19,204	20,608	(1,404)	(6.8)%
Total operating expenses	19,266	21,805	(2,539)	(11.6)%
Loss from equity method investments	(10,350)	(5,417)	(4,933)	91.1%
Loss from operations	(28,299)	(27,222)	(1,077)	4.0%
Other (loss) income	(11,739)	9,086	(20,825)	(229.2)%
Income tax (benefit) expense	(3,095)	1,142	(4,237)	(371.0)%
Net loss	$(36,943)	$(19,278)	$(17,665)	91.6%
__________________________
* Not meaningful.

Revenue
Revenue was $26.6 million in the six months ended June 30, 2024 from the sale of 29,500 dmt of spodumene concentrate from our purchase offtake agreement with Sayona Quebec. We had no revenue in the six months ended June 30, 2023. The realized price per dmt was $903 for the six months ended June 30, 2024. Realized price is the average estimated price, net of certain distribution and other fees, for approximate 5.5% Li2O grade, which includes referenced pricing data up to June 30, 2024, and is subject to final adjustment. For certain contracts, the final adjusted price may be higher or lower than the average estimated realized price based future market price movements. We have estimated the final sales pricing based on expected market conditions and known quality measurements. Any adjustments to the sales price will be reflected in subsequent periods.
Gross Profit and Gross Profit Margin
Gross profit was $1.3 million and gross profit margin was 4.9%, in the six months ended June 30, 2024. Gross profit and gross profit margin were driven by our preferential offtake supply agreement with Sayona Quebec, which includes a price ceiling of $900 per dmt. Our realized cost of sales was $858 per dmt in the six months ended June 30, 2024. Realized cost of sales is the average cost of sales including our offtake pricing agreement with Sayona Quebec for the purchase of spodumene concentrate at a market price subject to a floor of $500 per dmt and a ceiling of $900 per dmt, with adjustments for product grade, freight, and insurance.
Exploration Costs
Exploration costs decreased $1.1 million, or 94.8%, to $0.1 million in the six months ended June 30, 2024 compared to $1.2 million in the six months ended June 30, 2023. The change was primarily driven by a decrease in exploration and engineering activities related to new project targets.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $1.4 million, or 6.8%, to $19.2 million in the six months ended June 30, 2024 compared to $20.6 million in the six months ended June 30, 2023. The decrease in selling, general and administrative expenses was primarily due to decreased professional and consulting fees as a part of our cost savings plan, partially offset by increased employee compensation costs. As a result, we recognized $2.1 million in severance and reorganization costs in connection with our 28% reduction in force during the first quarter of 2024. Stock-based compensation expense included in selling, general and administrative expenses was $4.6 million and $4.2 million in the six months ended June 30, 2024 and 2023, respectively.
Loss from Equity Method Investments
Loss from equity method investments increased $4.9 million, or 91.1%, to $10.4 million in the six months ended June 30, 2024 compared to $5.4 million in the six months ended June 30, 2023. The loss of from equity method investments of $10.4 million in the six months ended June 30, 2024 reflects our proportionate share of loss resulting from our equity investments in Sayona Mining, Sayona Quebec, Atlantic Lithium and Vinland Lithium. The loss from equity method investments of $5.4 million in the six months ended June 30, 2023 reflects our proportionate share of loss resulting from Sayona Mining, Sayona Quebec, and Atlantic Lithium. Our interest in Vinland Lithium was acquired in October 2023. The increase in loss from equity method investments was mainly driven by an increase in losses from Sayona Quebec of $5.3 million, partially offset by a decrease in loss from Atlantic Lithium of $0.6 million.
Other (Loss) Income
Other loss increased $20.8 million, or 229.2%, to $11.7 million in the six months ended June 30, 2024 compared to other income of $9.1 million in the six months ended June 30, 2023. The increase in loss was primarily due to our loss on sale of equity method investments related to Sayona Mining of $13.9 million in the six months ended June 30, 2024 compared to a gain of $7.3 million in the six months ended June 30, 2023. Other loss for the six months ended June 30, 2024 also included a loss on the sale of assets of $0.7 million, partially offset by an unrealized gain on mark-to-market securities of $1.6 million. In addition, interest income, net of expense decreased $0.7 million from $1.9 million in the six months June 30, 2023 to $1.2 million in the six months ended June 30, 2024.
Income Tax (Benefit) Expense
Income tax benefit was $3.1 million in the six months ended June 30, 2024 compared to income tax expense of $1.1 million in the six months ended June 30, 2023. The change in income tax expense was primarily due to the decreased pre-tax impact of the gain on sale of equity investments in Sayona Mining in the same comparable period.

Liquidity and Capital Resources
Overview
As of June 30, 2024, we had cash and cash equivalents of $59.0 million compared to $71.7 million as of December 31, 2023. The vast majority of our cash balances are held in the U.S and covered by FDIC insured limits. Our predominant source of cash to date has been generated through equity financing from issuances of our common stock. We have a shelf registration statement with available funds totaling $500 million as of June 30, 2024. Our shelf registration statement expires on September 24, 2024. During the second quarter of 2024, we entered into an ATM Program with a registered agent for potential, future issuances of our common stock under our shelf registration statement. There are many factors that could significantly impact our ability to raise funds through equity and debt financing as well as influence the timing of future cash flows.
Our primary uses of cash during the six months ended June 30, 2024 consisted of: (i) settlement payments totaling $29.2 million associated with spot shipment sales of spodumene concentrate as a result of a decline in lithium prices; (ii) equity investments in Sayona Quebec mainly for capital expenditures at NAL related to the completion of a crushed ore dome and finalization of its operational restart totaling $15.0 million; (iii) advances to Atlantic Lithium primarily for exploration and evaluation activities, certain development activities, and permitting and approval activities related to our investment in Ewoyaa totaling $8.0 million; (iv) capital expenditures primarily related to engineering costs of $4.3 million for Tennessee Lithium; (v) development expenditures of $2.3 million and purchases of real property and associated mining interests of $2.0 million associated with Carolina Lithium; and (vi) general and administrative costs related to our corporate expenses.
During the first quarter of 2024, we initiated a cost savings plan to reduce operating spend mainly within our corporate overhead by $10 million annually, defer capital spending to 2025 and beyond, and limit cash investments in and advances to affiliates. During the second quarter of 2024, we achieved our $10 million run-rate target, and we expect to recognize the majority of our cost savings in 2024. As part of our cost savings plan, we reduced our workforce by 28% mainly within our corporate office staff and recorded $2.1 million in severance and reorganization related costs in the six months ended June 30, 2024. In light of current market conditions, we have introduced additional cost reduction plans to further reduce our operating cost structure and investments in our lithium projects and affiliates.
To bolster our cash position and further strengthen our balance sheet, we monetized certain non-core assets during the six months ended June 30, 2024. We raised net proceeds of $49.1 million from the sale of our common stock holdings in Sayona Mining and a portion of our common stock holdings in Atlantic Lithium. The sale of our equity interests had no impact on our joint ventures or offtake rights with either Sayona Quebec and its NAL operations or the Ewoyaa project with Atlantic Lithium.
As a result of our cash savings efforts and the receipt of prepayments associated with spodumene concentrate sales, our working capital improved from $34.8 million to $47.7 million during the six months ended June 30, 2024.
Liquidity Outlook
Our planned cash expenditures for the next twelve months primarily relate to: (i) working capital requirements mainly associated with purchases of spodumene concentrate from NAL and our corporate costs, (ii) continued equity investments in Sayona Quebec for NAL; (iii) continued cash advances to Atlantic Lithium for Ewoyaa; and (iv) real property and associated mineral rights acquisition costs and continued permitting and engineering and testing activities associated with Carolina Lithium.
In 2024, we plan to deliver customer shipments of spodumene concentrate totaling approximately 126,000 dmt and fund capital expenditures totaling $12 million to $14 million and investments in and advances to affiliates totaling $33 million to $36 million. These full-year funding ranges reflect a substantial decrease in capital expenditures and joint venture funding for the second half of 2024 as compared to the first half of 2024. Our outlook for planned capital expenditures and investments in and advances to affiliates is subject to market conditions.
As of June 30, 2024, we had entered into land option agreements in North Carolina totaling $19.7 million. We are not obligated to exercise our land option agreements, and we are able to cancel our land acquisition contracts, at our option with de minimis cancellation costs, during the contract option period. We are evaluating these option agreements with careful consideration and the decision will be influenced by market conditions and other relevant factors that align with our company’s long-term growth. For land option and acquisition agreements, we expect to finance $2.6 million, and incur cash outlays of $1.1 million in 2024, $1.2 million in 2025, and $14.8 million in 2026. These amounts do not include closing costs such as attorneys’ fees, taxes, and commissions. Certain land option agreements and land acquisition contracts become binding upon commencement of construction for Carolina Lithium. We terminated our agreements to acquire land in Tennessee.

As discussed above, we achieved our target of $10 million in annual run-rate cost savings as part of our 2024 cost savings plan. Due to the decline in lithium prices and lithium market sentiment, we are broadening our cost savings plan to further reduce our operating cost structure and capital project spending as we properly manage liquidity during the downturn.
Based on our operating plan, which includes cost reduction plans discussed above, we believe our cash on hand will be sufficient to fund our operations and meet our obligations as they come due for the twelve months following the date our unaudited consolidated financial statements are issued. Additionally, we expect to finance our future cash requirements, including the funding of our lithium projects, through a combination of strategic partnerships, non-core asset sales, equity offerings, and debt financings. Our operating plan and expectation of future financings include estimates and assumptions that may prove to be wrong or may need to modified due many factors, including lithium pricing. As a result, we could deplete our capital resources sooner than we currently expect. No assurances can be given that any additional cost reduction strategies or anticipated funding would be sufficient to meet our needs.
We are evaluating a range of funding options to fund our share of project capital and maintaining a critical focus on funding options that would be non-dilutive to Piedmont Lithium’s shareholders. We plan to fund construction costs for Carolina Lithium through separate, yet similar, funding strategy processes that we expect would include an ATVM loan, once submitted and if awarded under the DOE’s Loan Programs Office, and a strategic partnering process. Construction of Carolina Lithium is not planned to commence until project financing has been finalized. We have mandated a financial advisor as part of our funding strategy for our share of development capital for Ewoyaa. Our strategy includes the offering of a long-term offtake agreement in exchange for funding to support our capital contribution on a non-dilutive basis to our shareholders.
Our long-term success is dependent upon our ability to successfully raise additional capital or financing or enter into strategic partnership opportunities. Our long-term success is also dependent upon our ability to obtain certain permits and approvals, develop our planned portfolio of projects, earn revenues, and achieve profitability. If we are unable to obtain funding, we would be forced to delay, reduce, or eliminate some or all of our exploration and development activities and joint ventures, which could adversely affect our business prospects and ultimately our ability to operate.
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
Cash Flows
The following table is a condensed schedule of cash flows provided as part of the discussion of liquidity and capital resources:

(in thousands)	Six Months Ended June 30,
Net cash provided by (used in):	2024	2023
Operating activities	$(28,781)	$(19,686)
Investing activities	17,334	(61,656)
Financing activities	(1,305)	70,845
Net decrease in cash and cash equivalents	$(12,752)	$(10,497)
Cash Flows from Operating Activities
Operating activities used $28.8 million and $19.7 million in the six months ended June 30, 2024 and 2023, respectively, resulting in an increase in cash used by operating activities of $9.1 million. The increase was mainly due to settlement payments associated with spot shipment sales of spodumene concentrate as a result of a decline in lithium prices. Partially offsetting the increase in cash used by operating activities were customer prepayments related to future spodumene concentrate shipments and a decrease in net loss of $0.8 million, net of certain noncash items including gain (loss) on sale of equity method investments, loss from sale of assets, loss from equity method investments, stock compensation expense, gain on marketable securities, and deferred taxes.
Cash Flows from Investing Activities
Investing activities provided $17.3 million and used $61.7 million in the six months ended June 30, 2024 and 2023, respectively, resulting in an increase in cash provided by investing activities of $79.0 million. The increase was due to (i) the receipt of $49.1 million in net proceeds from the sale of our entire equity interest in Sayona Mining and the partial sale of our equity interest in Atlantic Lithium, (ii) a decrease in capital expenditures of $20.1 million, and (iii) a decrease in contributions to equity investments of $13.3 million. Partially offsetting the increase in investing activities were cash advances of $3.5 million to Atlantic Lithium and Vinland Lithium for project advances to Ewoyaa and Killick Lithium, respectively.
Cash Flows from Financing Activities
Financing activities used $1.3 million and provided $70.8 million in the six months ended June 30, 2024 and 2023, respectively, resulting in a decrease in cash provided by investing activities of $72.2 million. The decrease in cash from financing activities was driven by a $71.1 million decrease in net cash proceeds from issuances of our common stock in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. In February 2023, we received net proceeds of $71.1 million from LG Chem in exchange for 1,096,535 shares of our common stock in conjunction with a multi-year spodumene concentrate offtake agreement. In addition, payments to tax authorities for employee share-based compensation and payment on debt and financing arrangements increased $0.7 million and $0.4 million, respectively, compared to the prior year period.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in our risk factors from those disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report for the year ended December 31, 2023.
Item 4.    Controls and Procedures.
Our management, under supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer and Principal Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2024. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting identified in the evaluation for the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 13—Commitments and Contingencies of our unaudited consolidated financial statements contained in this report and is incorporated herein by reference.
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
Item 5.    OTHER INFORMATION.
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

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

Piedmont Lithium Inc.
(Registrant)

Date: August 9, 2024	By:	/s/ Michael White
Michael White
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)