Form 10-Q
period 2024-09-30
Piedmont Lithium Inc.
filed 2024-11-12
CIK 1728205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 07, 2024, there were 19,437,632 shares of the Registrant’s common stock outstanding.

GLOSSARY OF TERMS AND DEFINITIONS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

Annual Report	Annual Report on Form 10-K
ASC	Accounting Standards Codification
ASX	Australian Securities Exchange
Atlantic Lithium	Atlantic Lithium Limited
Atlantic Lithium Ghana	Atlantic Lithium’s Ghanaian-based lithium portfolio companies
ATM Program	at-the-market issuance sales agreement
ATVM	Advanced Technology Vehicles Manufacturing
Authier	Authier Lithium project
Carolina Lithium	Carolina Lithium project
CODM	Chief Operating Decision Maker
Credit Facility	$25.0 million working capital financing arrangement with a trading company partner based on committed volumes of spodumene concentrate signed September 11, 2024
DEMLR	Department of Energy, Mineral and Land Resources
DFS	definitive feasibility study
dmt	dry metric ton
Ewoyaa	Ewoyaa Lithium project
Exchange Act	Securities Exchange Act of 1934
FDIC	Federal Deposit Insurance Corporation
Killick Lithium	Killick Lithium Inc.
LG Chem	LG Chem, Ltd.
Tennessee Lithium	Tennessee Lithium project
Li2O	lithium oxide
MIIF	Minerals Income Investment Fund of Ghana
Milestone PRAs	PRAs that could be earned based upon achievement of certain specified milestones
NAL	North American Lithium Inc.
NCDEQ	North Carolina Department of Environmental Quality
Piedmont Australia	Piedmont Lithium Pty Ltd (formerly named Piedmont Lithium Limited)
PRAs	performance rights awards
Ricca	Ricca Resources Limited
RSUs	restricted stock units
Sayona Mining	Sayona Mining Limited
Sayona Quebec	Sayona Quebec Inc.
SEC	Securities and Exchange Commission
SOFR	secured overnight financing rate
spodumene concentrate	spodumene concentrate or SC[X] where “X” represents the lithium content of the concentrate on an Li2O% basis
Stock Incentive Plan	Piedmont Lithium Inc. Stock Incentive Plan adopted by our board in March 2021
Tansim	Tansim Lithium project
TSR PRAs
PRAs related to market goals based on a comparison of Piedmont Lithium’s total shareholder return relative to the total shareholder return of a pre-determined set of peer group companies for the performance periods

U.S.	United States of America
U.S. GAAP	U.S. generally accepted accounting principles
Vinland Lithium	Vinland Lithium Inc.
2024 Cost Savings Plan	Board approved action to reduce cash operating costs, defer capital spending, and limit cash investments in and advances to affiliates in 2024

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$27,663	$47,127	$54,291	$47,127
Costs of sales	25,010	23,363	50,321	23,363
Gross profit	2,653	23,764	3,970	23,764
Operating expenses:
Exploration costs	35	471	97	1,668
Selling, general and administrative expenses	9,466	11,185	26,576	31,793
Total operating expenses	9,501	11,656	26,673	33,461
(Loss) income from equity method investments	(3,514)	3,852	(13,864)	(1,565)
Restructuring and impairment charges	(4,563)	—	(6,657)	—
(Loss) income from operations	(14,925)	15,960	(43,224)	(11,262)
Other (expense) income:
Interest income	806	1,031	2,286	2,959
Interest expense	(169)	(8)	(467)	(34)
Gain (loss) on sale of equity method investments(1)	—	7,958	(13,886)	15,208
Other loss	(2,399)	(22)	(1,434)	(88)
Total other (expense) income	(1,762)	8,959	(13,501)	18,045
(Loss) income before taxes	(16,687)	24,919	(56,725)	6,783
Income tax expense (benefit)	—	2,028	(3,095)	3,170
Net (loss) income	$(16,687)	$22,891	$(53,630)	$3,613

Earnings per share:
Basic	$(0.86)	$1.19	$(2.77)	$0.19
Diluted	$(0.86)	$1.19	$(2.77)	$0.19
Weighted-average shares outstanding:
Basic	19,401	19,203	19,366	18,974
Diluted	19,401	19,239	19,366	19,011
__________________________
(1)Gain (loss) on sale of equity method investments includes a loss on the sale of shares in Sayona Mining of $17,215, partially offset by a gain on the sale of shares in Atlantic Lithium of $3,143 and a gain on dilution related to the issuance of additional shares of Atlantic Lithium of $186 for the nine months ended September 30, 2024. There was no gain (loss) on sale of equity method investments for the three months ended September 30, 2024. For the three and nine months ended September 30, 2023, we recognized a gain of $7,958 and $15,208, respectively, related to the dilution of our ownership interest with the issuance of additional shares of Sayona Mining and Atlantic Lithium. See Note 8—Equity Method Investments.
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(16,687)	$22,891	$(53,630)	$3,613
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment of equity method investments(1)	927	(2,992)	256	(4,084)
Other comprehensive (loss) income, net of tax	927	(2,992)	256	(4,084)
Comprehensive (loss) income	$(15,760)	$19,899	$(53,374)	$(471)
__________________________
(1)Foreign currency translation adjustment of equity method investments is presented net of tax (expense) benefit of $(223) for the nine months ended September 30, 2024 and $264 and $830 for the three and nine months ended September 30, 2023, respectively. There is no tax impact on foreign currency translation adjustment of equity method investments for the three months ended September 30, 2024.

The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts) (Unaudited)

Assets	September 30, 2024	December 31, 2023
Cash and cash equivalents	$64,358	$71,730
Accounts receivable	1,079	595
Other current assets	8,217	3,829
Total current assets	73,654	76,154
Property, plant and mine development, net	134,510	127,086
Advances to affiliates	39,208	28,189
Other non-current assets	1,707	2,164
Equity method investments	80,148	147,662
Total assets	$329,227	$381,255

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$6,532	$11,580
Payables to affiliates	287	174
Current debt obligations	19,966	149
Deferred revenue	6,866	—
Other current liabilities	3,375	29,463
Total current liabilities	37,026	41,366
Long-term debt, net of current portion	4,089	14
Operating lease liabilities, net of current portion	908	1,091
Other non-current liabilities	998	431
Deferred tax liabilities	—	6,023
Total liabilities	43,021	48,925
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock; $0.0001 par value, 100,000 shares authorized; 19,429 and 19,272 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	470,149	462,899
Accumulated deficit	(180,474)	(126,844)
Accumulated other comprehensive loss	(3,471)	(3,727)
Total stockholders’ equity	286,206	332,330
Total liabilities and stockholders’ equity	$329,227	$381,255
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
Cash flows from operating activities:	2024	2023
Net (loss) income	$(53,630)	$3,613
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,869	7,378
Loss from equity method investments	13,864	1,565
Loss (gain) on sale of equity method investments	13,886	(15,208)
Loss on equity securities	1,036	—
Deferred taxes	(6,246)	3,170
Depreciation and amortization	221	174
Noncash lease expense	280	169
Loss on sale of assets	691	—
Noncash impairment charges	4,070	—
Unrealized foreign currency translation (gains) losses	(309)	27
Changes in assets and liabilities:
Accounts receivable	(484)	(23,281)
Other assets	2,675	(1,633)
Operating lease liabilities	(208)	(148)
Other liabilities	(25,372)	7,751
Payables to affiliates	113	21,484
Deferred revenue	6,866	—
Accounts payable and accrued expenses	(799)	342
Net cash (used in) provided by operating activities	(36,477)	5,403
Cash flows from investing activities:
Capital expenditures	(10,578)	(44,978)
Advances to affiliates	(10,310)	(6,828)
Proceeds from sale of marketable securities	45	—
Proceeds from sale of shares in equity method investments	49,103	—
Additions to equity method investments	(14,982)	(28,667)
Net cash provided by (used in) investing activities	13,278	(80,473)
Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	—	71,084
Net proceeds from Credit Facility	18,007	—
Payments of debt obligations and insurance premiums financed	(1,509)	(344)
Payments to tax authorities for employee stock-based compensation	(671)	(422)
Net cash provided by financing activities	15,827	70,318
Net decrease in cash	(7,372)	(4,752)
Cash and cash equivalents at beginning of period	71,730	99,247
Cash and cash equivalents at end of period	$64,358	$94,495

Supplemental disclosure of cash flow information:
Noncash capital expenditures in accounts payable and accrued expenses	$37	$5,114
Noncash acquisitions of mining interests financed by sellers	5,277	—
Insurance premiums financed	2,117	—
Noncash investment in affiliates for issuance of company stock	746	—
The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands) (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
December 31, 2023	19,272	$2	$462,899	$(126,844)	$(3,727)	$332,330
Issuance of common stock, net of issuance costs	53	—	747	—	—	747
Stock-based compensation, net of forfeitures	—	—	2,106	—	—	2,106
Shares issued for exercise/vesting of stock-based compensation awards	67	—	—	—	—	—
Shares surrendered for tax obligations for stock-based transactions	(27)	—	(592)	—	—	(592)
Equity method investments adjustments in other comprehensive (loss) income, net of tax	—	—	—	—	87	87
Net loss	—	—	—	(23,611)	—	(23,611)
March 31, 2024	19,365	2	465,160	(150,455)	(3,640)	311,067
Stock-based compensation, net of forfeitures	—	—	2,710	—	—	2,710
Shares issued for exercise/vesting of stock-based compensation awards	10	—	—	—	—	—
Shares surrendered for tax obligations for stock-based transactions	(4)	—	(62)	—	—	(62)
Equity method investments adjustments in other comprehensive (loss) income, net of tax	—	—	—	—	(758)	(758)
Net loss	—	—	—	(13,332)	—	(13,332)
June 30, 2024	19,371	2	467,808	(163,787)	(4,398)	299,625
Stock-based compensation, net of forfeitures	—	—	2,358	—	—	2,358
Shares issued for exercise/vesting of stock-based compensation awards	60	—	—	—	—	—
Shares surrendered for tax obligations for stock-based transactions	(2)	—	(17)	—	—	(17)
Equity method investments adjustments in other comprehensive (loss) income, net of tax	—	—	—	—	927	927
Net loss	—	—	—	(16,687)	—	(16,687)
September 30, 2024	19,429	$2	$470,149	$(180,474)	$(3,471)	$286,206

The accompanying notes are an integral part of these unaudited financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands) (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
December 31, 2022	18,073	$2	$381,242	$(105,658)	$(5,297)	$270,289
Issuance of common stock, net of issuance costs	1,097	—	71,084	—	—	71,084
Stock-based compensation, net of forfeitures	—	—	1,166	—	—	1,166
Shares issued for exercise/vesting of stock-based compensation awards	13	—	—	—	—	—
Equity method investments adjustments in other comprehensive (loss) income, net of tax	—	—	—	—	(2,213)	(2,213)
Net loss	—	—	—	(8,639)	—	(8,639)
March 31, 2023	19,183	2	453,492	(114,297)	(7,510)	331,687
Stock-based compensation, net of forfeitures	—	—	3,266	—	—	3,266
Shares issued for exercise/vesting of stock-based compensation awards	13	—	—	—	—	—
Equity method investments adjustments in other comprehensive (loss) income, net of tax	—	—	—	—	1,121	1,121
Net loss	—	—	—	(10,639)	—	(10,639)
June 30, 2023	19,196	2	456,758	(124,936)	(6,389)	325,435
Stock-based compensation, net of forfeitures	—	—	3,139	—	—	3,139
Shares issued for exercise/vesting of stock-based compensation awards	24	—	—	—	—	—
Shares surrendered for tax obligations for share-based transactions	(11)	—	(422)	—	—	(422)
Equity method investments adjustments in other comprehensive (loss) income, net of tax	—	—	—	—	(2,992)	(2,992)
Net Income	—	—	—	22,891	—	22,891
September 30, 2023	19,209	$2	$459,475	$(102,045)	$(9,381)	$348,051
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
Our portfolio of projects includes our wholly-owned Carolina Lithium project, a proposed fully integrated spodumene ore-to-lithium hydroxide project and a second lithium hydroxide manufacturing train in Gaston County, North Carolina. The balance of our project portfolio includes strategic investments in lithium assets in Quebec, Canada, including the operating NAL mine; in Ghana, West Africa with Atlantic Lithium, including Ewoyaa; and in Newfoundland, Canada with Vinland Lithium.
We also had a proposed secondary merchant lithium hydroxide manufacturing plant as part of our Tennessee Lithium project. Planned capacity for the Tennessee plant was consolidated to Carolina Lithium in the third quarter of 2024 as part of a two-phased development plan.
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
Since inception, we have devoted substantial effort and capital resources to our exploration and development activities, permitting activities, and construction activities, which includes such activities in international projects as part of our equity method investments. We have incurred net losses and negative cash flows from operations, including net losses of $53.6 million and $21.8 million in the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively. We have accumulated deficits of $180.5 million and $126.8 million as of September 30, 2024 and December 31, 2023, respectively. The critical minerals value chain continues to experience headwinds, which have negatively impacted the prices of lithium we sell. As a development stage company, we expect to continue to recognize losses and generate negative cash flows from operations for the foreseeable future as we continue to fund our development and exploration activities.
In light of current market conditions, we implemented our 2024 Cost Savings Plan to reduce our operating expenses, delay capital expenditures into 2025 and beyond, and limit investments in our lithium projects and affiliates. We had available cash on hand of $64.4 million as of September 30, 2024. During the third quarter of 2024, we entered into a working capital facility whereby we may borrow up to $25.0 million based on the value of committed volumes of spodumene concentrate shipments occurring within the following twelve months. The Credit Facility contains a subjective acceleration clause that allows the lender to change the payment terms of the arrangement if there is a material change in our credit worthiness including acceleration of repayment up to the full amount of any outstanding borrowings. We had an outstanding balance on the Credit Facility of $18.0 million as of September 30, 2024. See Note 11—Debt Obligations.
Based on our operating plan, which includes our 2024 Cost Savings Plan and ongoing access to and utilization of the Credit Facility discussed above, we believe our cash on hand and the Credit Facility will be sufficient to fund our operations and meet our obligations as they come due for the twelve months following the date these unaudited consolidated financial statements are issued. However, we have based our estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors, including lithium pricing. As a result, we could deplete our capital resources sooner than we currently expect. No assurances can be given that any additional cost reduction strategies we undertake would be sufficient to meet our needs. We expect to finance our future cash needs through a combination of sales of non-core assets, equity offerings, debt financings, and strategic partnerships. If we are unable to obtain funding, we would be forced to delay, reduce, or eliminate some or all of our exploration and development activities and joint venture fundings, which could adversely affect our business prospects and ultimately our ability to operate.
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
Significant Accounting Policies
There have been no significant changes to significant accounting policies described in Note 2—Summary of Significant Accounting Policies within Part II, Item 8 of our Annual Report for the year ended December 31, 2023.
Recently Issued Accounting Standards Not Yet Adopted
Income Taxes
In December 2023, the FASB issued amended guidance on income tax disclosures. The guidance is intended to provide additional disaggregation to the effective income tax rate reconciliation and income tax payment disclosures. The amended guidance is effective for annual periods beginning January 1, 2025 and should be applied on a prospective basis. Early adoption is permitted.
Segment Reporting
In November 2023, the FASB issued amended guidance for improvements to reportable segment disclosures. The revised guidance requires that a public entity disclose significant segment expenses regularly reviewed by the chief operating decision maker (CODM), including public entities with a single reportable segment. The amended guidance is effective for fiscal years beginning January 1, 2024 and interim periods beginning January 1, 2025 and should be applied on a retrospective basis. Early adoption is permitted.
Recently Issued and Adopted Accounting Pronouncements
We have considered the applicability and impact of all other recently issued accounting pronouncements and have determined that they were either not applicable or were not expected to have a material impact on our unaudited consolidated financial statements.

2.REVENUE
We recognize revenue from product sales at a point in time when performance obligations are satisfied under the terms of contracts with our customers. A performance obligation is deemed to be satisfied when control of the product is transferred to our customers, which is typically upon delivery to the shipping carrier. There are currently no contracts with multiple performance obligations. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 15 days to 75 days from shipment. Some contracts contain prepayment provisions which allow the customer to secure the right to receive their requested product volumes in a future period. Revenue from these contracts is initially deferred, thus creating a contract liability. Initial pricing is typically billed 5 days to 30 days after the departure of the shipment. Final pricing adjustments may take longer to resolve. When the final price has not been resolved by the end of a reporting period, we estimate the expected sales price based on the initial price, market pricing, and known quality measurements. Our sales based on a provisional price contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward price at the time of sale. The embedded derivative, which is not designated for hedge accounting, is recorded at fair value with any changes recognized as revenue each period prior to final settlement. We warrant to our customers that our products conform to mutually agreed product specifications.
Four customers accounted for 100% of total revenue for the three and nine months ended September 30, 2024 and 2023, respectively. All sales related to these four customers originated in North America. We evaluate the collectability of our accounts receivable on an individual customer basis. Our reserve for credit losses was nil as of September 30, 2024.
We may be subject to provisional revenue adjustments associated with commodity price fluctuations for our spodumene concentrate sales. In some cases, these adjustments are unknown until final settlement. As of September 30, 2024, approximately 1,800 dmt with an average provisional price of $610 per dmt will be subject to final pricing over the next several months.
Revenue and provisional adjustments are reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Spodumene concentrate sales	$27,663	$47,127	$54,053	$47,127
Provisional revenue adjustments	—	—	238	—
Revenue	$27,663	$47,127	$54,291	$47,127
Contract Liabilities
Contract liabilities represent payments received from customers in advance of the satisfaction of performance obligations. As of September 30, 2024, we had $6.9 million of contract liabilities reported as “Deferred revenue” in our consolidated balance sheets. We anticipate all such payments will be earned and recognized as revenue within the next twelve months. We had no contract liabilities as of December 31, 2023.
3.STOCK-BASED COMPENSATION
Stock Incentive Plan
Under our Stock Incentive Plan, we are authorized to grant 3,000,000 shares, or share equivalents, of stock options, stock appreciation rights, restricted stock units, and restricted stock, any of which may be performance based. Our Leadership and Compensation Committee determines the exercise price for stock options and the base price of stock appreciation rights, which may not be less than the fair market value of our common stock on the date of grant. Generally, stock options and stock appreciation rights fully vest after three years of service and expire at the end of ten years. PRAs vest upon achievement of certain pre-established performance targets that are based on specified performance criteria over a performance period. As of September 30, 2024, 1,340,034 shares of common stock were available for issuance under our Stock Incentive Plan.

We include the expense related to stock-based compensation in the same financial statement line item as cash compensation paid to the same employee. As of September 30, 2024, we had remaining unvested stock-based compensation expense of $10.1 million to be recognized through December 31, 2026. Additionally, and if applicable, we capitalize personnel expenses, including stock-based compensation expenses, attributable to the development of our mine and construction of our plants. We recognize share-based award forfeitures as they occur.
The components and presentation of stock-based compensation are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Components of stock-based compensation:
Stock-based compensation	$2,417	$3,139	$7,283	$7,576
Forfeitures	(59)	—	(109)	(5)
Stock-based compensation, net of forfeitures	$2,358	$3,139	$7,174	$7,571

Presentation of stock-based compensation in the unaudited consolidated financial statements:
Exploration costs	$—	$57	$8	$128
Selling, general and administrative expenses	2,229	3,010	6,861	7,250
Stock-based compensation expense, net of forfeitures(1)	2,229	3,067	6,869	7,378
Capitalized stock-based compensation(2)	129	72	305	193
Stock-based compensation, net of forfeitures	$2,358	$3,139	$7,174	$7,571
__________________________
(1)We did not reflect a tax benefit associated with stock-based compensation expense in our consolidated statements of operations because we had a full tax valuation allowance during these periods. As as result, the table above does not reflect the tax impacts of stock-based compensation expense.
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
The following assumptions were used to estimate the fair value of stock options granted during the periods presented below:

	Nine Months Ended September 30,
	2024	2023
Expected life of options (in years)	6.3 - 6.4	6.2 - 6.4
Risk-free interest rate	4.2% - 4.3%	3.9% - 4.2%
Assumed volatility	35% - 40%	40%
Expected dividend rate	—	—
There were no stock options granted during the three months ended September 30, 2024 and 2023.
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

Performance Rights Awards
As of September 30, 2024, there were 20,162 unvested Milestone PRAs and 280,256 unvested TSR PRAs. The awards become eligible to vest only if certain goals are achieved and will vest only if the grantee remains employed by the Company through each applicable vesting date, subject to certain accelerated vesting terms for qualified terminations. Each performance right converts into one share of common stock upon vesting of the performance right.
We determined the fair value of Milestone PRAs based upon the market price of our common stock on the grant date. Milestone PRAs are subject to certain milestones related to construction, feasibility studies, and offtake agreements, which must be satisfied in order for PRAs to vest.
We estimated the fair value of the TSR PRAs at the grant date using a Monte Carlo simulation. The Monte Carlo simulation fair value model requires the use of highly subjective and complex assumptions, including price volatility of the underlying stock to simulate a range of possible future stock prices for the Company and each member of the peer group over the performance periods to determine the grant date fair value. Compensation expense is recognized based upon the assumption of 100% achievement of the TSR goal and is reflected over the service period of the award. Compensation expense will not be reversed even if the threshold level of TSR is never achieved. The number of shares that may vest ranges from 0% to 200% of the target amount and is based on actual performance at the end of each performance period ranging from 1 year to 3 years.
The following assumptions were used in the Monte Carlo simulation for TSR PRAs granted during periods presented below:

	Nine Months Ended September 30,
	2024	2023
Expected term (in years)	1 -3	1 - 3
Risk-free interest rate	4.7% - 4.8%	4.9%
Assumed volatility	50%	60%
Expected dividend yield	—	—
There were no TSR PRAs granted during the three months ended September 30, 2024 and 2023.
A summary of activity related to our share-based awards is presented in the following table:

	2024			2023
(in thousands)	Stock Option Awards	Restricted Stock Units	Performance Rights Awards	Stock Option Awards	Restricted Stock Units	Performance Rights Awards
Share balance at January 1	295	80	86	265	36	44
Granted	155	200	123	42	40	42
Exercised, surrendered or vested	—	(35)	(32)	—	(13)	—
Forfeited or expired	—	(2)	—	—	(1)	—
Share balance at March 31	450	243	177	307	62	86
Granted	170	117	129	30	31	27
Exercised, surrendered or vested	—	(5)	(5)	—	(12)	—
Forfeited or expired	—	(2)	—	—	—	—
Share balance at June 30	620	353	301	337	81	113
Exercised, surrendered or vested	—	(60)	—	(2)	—	(22)
Forfeited or expired	—	(8)	—	—	—	—
Balance at September 30	620	285	301	335	81	91

4.RESTRUCTURING AND IMPAIRMENT
During the first quarter of 2024, our board of directors approved the 2024 Cost Savings Plan in response to the lithium market downturn. As part of our 2024 Cost Savings Plan, we targeted a $10 million annual reduction in operating costs mainly within corporate overhead, a deferral of capital spending to 2025 and beyond, and limiting cash investments in and advances to affiliates. We achieved our $10 million target reduction in annual operating costs in the second quarter of 2024 primarily through actions taken to reduce our workforce by 28% in the first quarter of 2024 and lower third-party spending consisting primarily of professional fees and other operating costs. We expect to recognize the majority of our annual operating cost savings in 2024. As a result of our reduction in workforce, we recorded $1.8 million in severance and employee benefits costs in the three months ended March 31, 2024.
In August 2024, we announced plans to streamline our U.S. lithium hydroxide production plans in favor of shifting our proposed Tennessee Lithium conversion capacity to Carolina Lithium in a phased approach, thereby allowing us to deploy capital and technical resources more efficiently. In connection with this shift, we recorded restructuring and impairment charges associated with Tennessee Lithium totaling $4.4 million in the three months ended September 30, 2024 which includes $0.3 million in charges to continue operating the monofill operations which we plan to sell or decommission in the near future.
The following table presents the components of restructuring and impairment charges associated with our 2024 Cost Savings Plan for the three and nine months ended September 30, 2024:

(in thousands)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Severance and employee benefits costs(1)	$10	$1,294
Stock compensation expense(2)	—	554
Exit costs(3)	453	601
Other restructuring related expenses(4)	30	138
Total restructuring charges	493	2,587
Impairment charges(5)	4,070	4,070
Total restructuring and impairment charges	$4,563	$6,657
__________________________
(1)    Severance costs primarily relate to cash severance and employee benefits costs.
(2)    Non-cash stock compensation expense related to accelerated vesting of certain stock-based compensation awards in connection with our reduction in force.
(3)    Exit costs relate to the consolidation of our corporate office to a single location in Belmont, North Carolina, and operational costs of our monofill disposal facility in Tennessee.
(4)    Other restructuring charges include contract termination costs as part of our 2024 Cost Savings Plan.
(5)    Impairment charges relate to land, capitalized construction and development costs, and other fixed assets related to the conversion of our legacy Tennessee Lithium project to Carolina Lithium.

The following table presents the summary of activity in our restructuring accrual:

(in thousands)	Severance Costs	Facility Exit Costs	Other Restructuring	Total
Accrual at December 31, 2023	$—	$—	$—	$—
Restructuring charges	1,780	—	—	1,780
Cash payments and settlements	(757)	—	—	(757)
Stock-based compensation	(554)	—	—	(554)
Accrual at March 31, 2024	469	—	—	469
Restructuring charges	58	148	108	314
Cash payments and settlements	(495)	(148)	(58)	(701)
Accrual at June 30, 2024	32	—	50	82
Restructuring charges	10	453	30	493
Cash payments and settlements	(16)	(200)	(16)	(232)
Accrual at September 30, 2024	$26	$253	$64	$343
Accrued restructuring is included in “Accounts payable and other accrued expenses” in our consolidated balance sheets. Due to the prolonged lithium market downturn, we expanded our 2024 Cost Savings Plan and further reduced our workforce, including operational and corporate staff, by 32% in October 2024 and expect to achieve an additional $4 million in annual savings for a total of $14 million in annual cost savings. We expect to record restructuring charges in the fourth quarter of 2024 associated with this further reduction in workforce of approximately $0.6 million, which consists of $0.5 million in cash severance and employee benefits and $0.1 million in non-cash stock compensation expense. As part of our 2024 Cost Savings Plan, we reduced our total workforce by 48% between February 2024 through October 2024. We expect to complete our 2024 Cost Savings Plan during the fourth quarter of 2024. The vast majority of cash charges will be paid in 2024.
5.OTHER LOSS
The following table reflects the components of other loss as reported in our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Loss on equity securities	$(2,630)	$—	$(1,036)	$—
Loss on sale of assets	(35)	—	(691)	—
Gain (loss) from foreign currency exchange	266	(22)	293	(88)
Other loss	$(2,399)	$(22)	$(1,434)	$(88)
The loss on equity securities relates to realized and unrealized gains (losses) of our investments in marketable and equity securities. Loss on sale of assets primarily relates to our sale or disposal of property, plant and mine development assets. Foreign currency exchange gain (loss) primarily relates to our foreign bank accounts denominated in Canadian dollars and Australian dollars and marketable securities denominated in Australian dollars.

6.EARNINGS PER SHARE
We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted-average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding options, RSUs, and PRAs based on the treasury stock method. In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. Diluted earnings per share excludes all potentially dilutive shares if their effect is anti-dilutive.
Basic and diluted net (loss) income per share is reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net (loss) income	$(16,687)	$22,891	$(53,630)	$3,613
Weighted-average number of common shares used in calculating basic earnings per share	19,401	19,203	19,366	18,974
Effect of potentially dilutive equity awards	—	36	—	37
Weighted-average number of common shares used in calculating basic and dilutive loss per share	19,401	19,239	19,366	19,011
Basic net (loss) income per weighted-average share	$(0.86)	$1.19	$(2.77)	$0.19
Diluted net (loss) income per weighted-average share	$(0.86)	$1.19	$(2.77)	$0.19
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Stock options	620	294	620	71
RSUs	285	3	285	10
PRAs	301	94	301	88
Total potentially dilutive shares	1,206	391	1,206	169
7.INCOME TAXES
We recorded no income tax provision on a loss before taxes of $16.7 million and a provision of $2.0 million on income before taxes of $24.9 million in the three months ended September 30, 2024 and 2023, respectively. We recorded an income tax benefit of $3.1 million on a loss before taxes of $56.7 million and a provision of $3.2 million on income before taxes of $6.8 million in the nine months ended September 30, 2024 and 2023, respectively. The effective tax rates were 0.0% and 8.1% in the three months ended September 30, 2024 and 2023, respectively, and 5.5% and 46.7% in the nine months ended September 30, 2024 and 2023, respectively.
The effective tax rate in the three and nine months ended September 30, 2024 and 2023 differs from the U.S. federal statutory rate due to the valuation allowance against our U.S. deferred tax assets and income or loss in foreign jurisdictions that is taxed at different rates than the U.S. statutory tax rate. The decrease in income tax expense for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 was primarily due to the Australian tax effects of our gain on sale of shares in Sayona Mining in the nine months ended September 30, 2024.
The sale of Sayona Mining shares in the nine months ended September 30, 2024 resulted in a book loss of $17.2 million, primarily due to the previously recorded non-cash gains on dilution of $46.3 million over the life of our investment. The deferred tax on the investment of $6.0 million was reversed for a deferred tax benefit, offset by a $3.2 million tax payable on the total taxable gain of $22.0 million. The tax payable of $3.2 million is recorded in “Other current liabilities” in our consolidated balance sheets.

8.EQUITY METHOD INVESTMENTS
We apply the equity method to investments when we have the ability to exercise significant influence over the operational decision-making authority and financial policies of the investee.
The following tables summarize the carrying amounts, including changes therein, of our equity method investments:

	Three Months Ended September 30, 2024
(in thousands)	Sayona Quebec	Vinland Lithium	Total
Balance at June 30, 2024	$81,105	$1,614	$82,719
Additional investments	—	16	16
Loss from equity method investments	(3,425)	(89)	(3,514)
Foreign currency translation adjustments of equity method investments	909	18	927
Balance at September 30, 2024	$78,589	$1,559	$80,148

	Nine Months Ended September 30, 2024
(in thousands)	Sayona Mining(2)	Sayona Quebec	Atlantic Lithium(3)	Vinland Lithium	Total
Balance at December 31, 2023	$59,494	$76,552	$9,825	$1,791	$147,662
Additional investments	—	14,961	—	21	14,982
Gain on dilution of equity method investments(1)	—	—	186	—	186
Loss from equity method investments	(2,094)	(11,358)	(198)	(214)	(13,864)
Foreign currency translation adjustments of equity method investments	1,228	(1,566)	856	(39)	479
Net proceeds from sale of shares	(41,413)	—	(7,690)	—	(49,103)
(Loss) gain on sale of shares of equity method investments(4)	(17,215)	—	3,143	—	(14,072)
Transfer to investments in marketable securities	—	—	(6,122)	—	(6,122)
Balance at September 30, 2024	$—	$78,589	$—	$1,559	$80,148
__________________________
(1)Gain on dilution of equity method investments relates to the exercise of stock options and share grants which resulted in a reduction of our ownership in Atlantic Lithium and is included in “Gain (loss) on sale of equity method investments” in our consolidated statements of operations.
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
(3)As of March 31, 2024, Atlantic Lithium is no longer accounted for as an equity method investment. During the three months ended March 31, 2024, we sold 24,479,868 shares of Atlantic Lithium for an average $0.32 per share. The shares sold represented approximately 4% of Atlantic Lithium’s outstanding shares and resulted in net proceeds of $7.7 million. In connection with the sale of the shares, we no longer hold a board seat with Atlantic Lithium and therefore do not exercise significant influence. Our remaining investment in Atlantic Lithium of approximately 5% is accounted for as an investment in marketable securities and presented at fair value at each reporting date based on the closing price of Atlantic Lithium’s share price on the ASX. See Note 10—Other Assets and Liabilities. Our reduced ownership in Atlantic Lithium has no impact on our earn-in or offtake rights with Atlantic Lithium and the Ewoyaa project.
(4)Amounts reclassified out of accumulated other comprehensive loss into net income related to the sale of shares of equity method investments were $3.0 million and $0.6 million, net of tax, for Sayona Mining and Atlantic Lithium, respectively.

	Three Months Ended September 30, 2023
(in thousands)	Sayona Mining	Sayona Quebec	Atlantic Lithium	Total
Balance at June 30, 2023	$47,283	$66,546	$10,211	$124,040
Additional investments	450	—	—	450
Gain on dilution of equity method investments(1)	7,894	—	64	7,958
Income (loss) from equity method investments	1,076	3,552	(776)	3,852
Foreign currency translation adjustments of equity method investments	(1,394)	(1,618)	(244)	(3,256)
Balance at September 30, 2023	$55,309	$68,480	$9,255	$133,044
__________________________
(1)Gain on dilution of equity method investments relates to issuances of additional shares of Sayona Mining and Atlantic Lithium, which reduced our ownership interest in both Sayona Mining and Atlantic Lithium and is included in “Gain (loss) on sale of equity method investments” in our consolidated statements of operations.

	Nine Months Ended September 30, 2023
(in thousands)	Sayona Mining	Sayona Quebec	Atlantic Lithium	Total
Balance at December 31, 2022	$44,620	$39,763	$11,265	$95,648
Additional investments	550	28,076	41	28,667
Gain on dilution of equity method investments(1)	15,144	—	64	15,208
(Loss) income from equity method investments	(978)	948	(1,535)	(1,565)
Foreign currency translation adjustments of equity method investments	(4,027)	(307)	(580)	(4,914)
Balance at September 30, 2023	$55,309	$68,480	$9,255	$133,044
__________________________
(1)Gain on dilution of equity method investments relates to issuances of additional shares of Sayona Mining and Atlantic Lithium, which reduced our ownership interest in both Sayona Mining and Atlantic Lithium and is included in “Gain (loss) on sale of equity method investments” in our consolidated statements of operations.
Our share of (loss) income from equity method investments is recorded on a one-quarter lag in “(Loss) income from equity method investments” within “(Loss) income from operations” in our consolidated statements of operations. At each reporting period, we assess whether there are any indicators of other-than-temporary impairment of our equity investments. No other-than-temporary impairment was recorded for the three and nine months ended September 30, 2024 and 2023.
As of September 30, 2024, our equity method investments consisted of Sayona Quebec and Vinland Lithium.
Sayona Quebec
We own an equity interest of 25% in Sayona Quebec for the purpose of furthering our investment and strategic partnership in Quebec, Canada. The remaining 75% equity interest is held by Sayona Mining. Sayona Quebec holds a 100% interest in NAL, which consists of a surface mine and a concentrator plant, as well as Authier and Tansim.
We hold a life-of-mine offtake agreement with Sayona Quebec for the greater of 113,000 dmt or 50% of spodumene concentrate production per year. Our purchases of spodumene concentrate from Sayona Quebec are subject to market pricing with a price floor of $500 per dmt and a price ceiling of $900 per dmt for 6.0% spodumene concentrate.
In addition to lithium mining and concentrate production, NAL owns a partially completed lithium carbonate plant, which was developed by a prior operator of NAL. Sayona Quebec completed a preliminary technical study for the completion and restart of the NAL carbonate plant during the quarter ended June 30, 2023. If we decide to construct and operate a lithium conversion plant with Sayona Mining through our joint venture, Sayona Quebec, then spodumene concentrate produced from NAL would be preferentially delivered to that conversion plant upon commencement of conversion operations. Any remaining spodumene concentrate not delivered to the conversion plant would first be sold to us up to our offtake right and then to third-parties. Any decision to construct jointly-owned lithium conversion capacity must be agreed upon by both parties.

In the three months ended September 30, 2024, NAL produced approximately 52,100 dmt of spodumene concentrate and shipped approximately 49,000 dmt, of which approximately 31,500 dmt were sold to Piedmont Lithium. We sold approximately 31,500 dmt of spodumene concentrate and recognized $27.7 million in revenue with a realized sales price of $878 per dmt and a realized cost of sales of $794 per dmt, in the three months ended September 30, 2024.
In the nine months ended September 30, 2024, NAL produced approximately 142,200 dmt of spodumene concentrate and shipped approximately 134,700 dmt, of which approximately 61,000 dmt were sold to Piedmont Lithium. We sold approximately 61,000 dmt of spodumene concentrate and recognized $54.3 million in revenue with a realized sales price of $890 per dmt and a realized cost of sales of $825 per dmt, in the nine months ended September 30, 2024.
Realized cost of sales is the average cost of sales based on our offtake pricing agreement with Sayona Quebec for the purchase of spodumene concentrate at a market price subject to a floor of $500 per dmt and a ceiling of $900 per dmt, with adjustments for product grade, freight, and insurance.
We had payables to NAL totaling $0.3 million and $0.2 million as of September 30, 2024 and December 31, 2023, respectively. Payables to NAL are reported as “Payables to affiliates” in our consolidated balance sheets.
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
Summarized Financial Information
The following table presents summarized financial information included in our share of (loss) income from equity method investments noted above for our significant equity investment Sayona Quebec. The balances below were compiled from information provided to us by Sayona Quebec and is presented in accordance with U.S. GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenue	$16,524	$—	$73,506	$—
Gross profit (loss)	(12,434)	—	(45,031)	—
Net loss from operations	(13,588)	14,210	(47,702)	3,792
Net loss	(13,700)	14,210	(45,429)	3,792
9.ADVANCES TO AFFILIATES
Advances to affiliates consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Ewoyaa	$36,425	$26,378
Killick Lithium	2,783	1,811
Total advances to affiliates	$39,208	$28,189
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

Our maximum exposure to a loss as a result of our involvement in Ewoyaa and Killick Lithium is limited to the total amount funded by Piedmont Lithium to Atlantic Lithium and Vinland Lithium. As of September 30, 2024, we did not own an equity interest in Atlantic Lithium Ghana or Killick Lithium. We have made advances to Atlantic Lithium for Ewoyaa totaling $2.1 million and $2.1 million in the three months ended September 30, 2024 and 2023, respectively, and $10.0 million and $6.9 million in the nine months ended September 30, 2024 and 2023, respectively. We have made advances to Vinland Lithium for Killick Lithium totaling nil and $1.0 million in the three and nine months ended September 30, 2024, respectively.
Ewoyaa
We completed Phase 1 of our investment in mid-2023, which allowed us to acquire a 22.5% equity interest in Atlantic Lithium Ghana, by funding Ewoyaa’s exploration activities and DFS costs and notifying Atlantic Lithium of our intention to proceed with additional funding contemplated under Phase 2, which mainly consists of construction and development activities for Ewoyaa. Atlantic Lithium issued their DFS for Ewoyaa in June 2023. In August 2023, we supplied Atlantic Lithium with notification of our intent to proceed with additional funding for Phase 2. Our future equity interest ownership under Phase 1 remains subject to government approvals. Phase 2 allows us to acquire an additional 27.5% equity interest in Atlantic Lithium Ghana upon completion of funding $70 million for capital costs associated with the development of Ewoyaa. Upon issuance of our equity interest associated with Phase 1 and completion and issuance of our equity interested associated with Phase 2, we expect to have a total equity interest of 50% in Atlantic Lithium Ghana. Atlantic Lithium Ghana, in turn, will hold an 81% interest in the Ewoyaa project net of the interests that will be held by the Ghanaian government and MIIF, resulting in an effective ownership interest of 40.5% in Ewoyaa, by Piedmont Lithium.
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
10.OTHER ASSETS AND LIABILITIES
Other current assets consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Marketable securities	$5,627	$—
Prepaid and other current assets	2,344	3,345
Equity securities	246	484
Total other current assets	$8,217	$3,829
Our investments in marketable securities consisted of common shares in Atlantic Lithium, a publicly traded company on the ASX. During the three and nine months ended September 30, 2024, we recognized losses of $2.6 million and $0.8 million, respectively, based on changes to fair value of the marketable securities. Prior to March 31, 2024, we accounted for Atlantic Lithium under the equity method of accounting. See Note 8—Equity Method Investments.
Our investment in equity securities consisted of common shares in Ricca, a private company focused on gold exploration in Africa. We recognized losses of $0.2 million on the equity securities based on changes in observable market data during the nine months ended September 30, 2024, respectively.
We had no changes to fair value of equity securities in the three months ended September 30, 2024 or marketable and equity securities in the three and nine months ended September 30, 2023.

Other non-current assets consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	$1,030	$1,371
Asset retirement obligation, net	393	414
Other non-current assets	284	379
Total other non-current assets	$1,707	$2,164
Asset retirement obligation is net of accumulated amortization of $28 thousand, and $7 thousand as of September 30, 2024 and December 31, 2023, respectively.
Other current liabilities consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Current tax payable (Note 7)	$3,151	$—
Operating lease liabilities	163	312
Interest payable	61	—
Accrued provisional revenue adjustment	—	29,151
Total other current liabilities	$3,375	$29,463
We recognize revenue from product sales at a point in time when performance obligations are satisfied under the terms of contracts with our customers. When the final price has not been resolved by the end of a reporting period, we estimate the expected sales price based on the initial price, market pricing, and known quality measurements. Differences between payments received and the estimated sales price, which resulted in a liability, are recorded as accrued provisional revenue adjustments. We had no outstanding liability for accrued provisional revenue adjustments as of September 30, 2024.
11.DEBT OBLIGATIONS
Our debt obligations consisted of the following:

(in thousands)	Interest Rate	September 30, 2024	December 31, 2023
Credit Facility	SOFR + 2.4%	$18,007	$—
Mining interests financed by sellers	9.5% - 13.0%	5,125	163
Insurance premium financing loan	8.2%	923	—
Total debt obligations		24,055	163
Current debt obligations		(19,966)	(149)
Long-term debt, net of current portion		$4,089	$14
Mining Interests Financed by Sellers
We have entered into long-term debt agreements to purchase surface properties and the associated mineral rights from landowners that form part of mining interests reported within “Property, plant and mine development, net” in our consolidated balance sheets. These purchases were fully or partly financed by the seller of each of the surface properties. Payment terms range from 2 years to 5 years with the majority of payments due in monthly installments ranging from approximately $4,000 to approximately $30,000. Long-term debt agreements are secured by the respective real property.
Credit Facility
On September 11, 2024, we entered into a working capital facility, whereby we may borrow up to $25.0 million based on the value of committed volumes of spodumene concentrate occurring within the following twelve months. Borrowings, are credited against the outstanding balance at the time the vessel has completed loading. Interest is payable quarterly at the rate of SOFR plus 2.4%. The lender has the right to modify the payment terms of the Credit Facility in the event the Company experiences a material change in creditworthiness. The Credit Facility expires on December 31, 2027 but may be extended by mutual agreement through December 31, 2028.
We may borrow up to 40% of the value of committed volumes of spodumene concentrate unless we elect to enter into a fixed-price arrangement with the lender that would allow us to increase borrowing up to 75% of the value of future, committed volumes of spodumene concentrate through December 31, 2027. We determined the fixed-price arrangement to be an embedded derivative that must be bifurcated from the Credit Facility. The fair value of the embedded derivative was immaterial as of September 30, 2024. We re-evaluate the fair value of the fixed-price arrangement at the end of each reporting period.
Insurance Premium Financing Loan
On May 23, 2024, we entered into a financing agreement through our insurance broker to spread the payment of our annual directors and officers insurance premium over an nine-month period. Insurance premiums financed totaled $2.1 million and are payable between May 2024 and January 2025 at an interest rate of 8.2%.
Interest Expense
Interest expense and cash paid for interest are reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Interest expense	$169	$8	$467	$34
Cash paid for interest expense	119	8	406	34
12.EQUITY
We are authorized to issue up to 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. We have no outstanding shares of preferred stock.
In May 2024, we entered into an ATM Program with B. Riley Securities, Inc., whereby we may from time to time, at our discretion, issue and sell up to $50 million of our Class A common stock through any method deemed to be an at-the-market offering, as defined in Rule 415 of the Exchange Act, or any method specified in the ATM Program.
We have not issued any shares under the ATM Program through September 30, 2024.
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
As of September 30, 2024, $500 million of securities were available under our shelf registration statement, which expires on September 26, 2027.
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
14.FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Measurement of Fair Value
Our material financial instruments consist primarily of cash and cash equivalents, investments in marketable and equity securities, trade and other payables, and long-term debt as follows:
•Trade receivables— As of September 30, 2024 and December 31, 2023, we had $1.1 million and $0.6 million of trade receivable, respectively. As of September 30, 2024, $1.1 million consisted of trade receivables from provisional concentrate sales which are recorded at fair value based on Level 2 inputs. The remaining trade receivables approximate fair value due to their short-term nature and are based on Level 1 inputs.
•Debt Obligations—As of September 30, 2024 and December 31, 2023, we had $24.1 million and $0.2 million, respectively, of principal debt outstanding associated with our Credit Facility, Insurance premium financing loan and seller financed loans for properties acquired at Carolina Lithium. The carrying value of our long-term debt approximates its estimated fair value. See Note 11—Debt Obligations.
•Investments in marketable securities—As of September 30, 2024 and December 31, 2023, we had $5.6 million and $0.0 million, respectively, of investments in marketable securities related to our shares in Atlantic Lithium, which are recorded at fair value based on Level 1 inputs. See Note 10—Other Assets and Liabilities.
•Investments in equity securities - As of September 30, 2024 and December 31, 2023, we had $0.2 million and $0.5 million, respectively, of investments in equity securities related to our shares of Ricca, which are recorded at fair value based on Level 2 inputs. See Note 10—Other Assets and Liabilities.
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
On February 6, 2024, the SEC issued an investigative subpoena to the Company primarily seeking documents and information relating to the Company’s mining-related investments and operations outside of the U.S. The Company responded in a timely manner and continues to cooperate with the SEC.
On June 6, 2024, four petitioners with residential or business properties near our permitted Carolina Lithium project filed a Petition for a Contested Case Hearing with the North Carolina Office of Administrative Hearings challenging DEMLR’s issuance of our mining permit for the Carolina Lithium project. The petition alleges DEMLR exceeded its authority, acted erroneously, failed to follow proper procedures, acted arbitrarily and failed to act as required by law when issuing our mining permit. On July 3, 2024, we filed a Motion to Intervene in the Contested Case Hearing. On July 8, 2024, the Office of Administrative Hearings granted our Motion to Intervene. We intend to support DEMLR in its defense of the issuance of our mining permit. The parties are currently engaged in discovery.
Asset Retirement Obligations
In 2023, we recognized an asset retirement obligation of $0.4 million related to the acquisition of a monofill disposal facility in Etowah, Tennessee, for Tennessee Lithium. In determining the asset retirement obligation, we calculated the present value of the estimated future cash flows required to reclaim the disturbed areas and perform any required monitoring.

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
Executive Overview & Strategy
We are a U.S.-based development-stage company aiming to become a leading producer of lithium hydroxide in North America. As the world, the American government, and industries mobilize to support global decarbonization through the electrification of transportation, we are poised to become a critical contributor to the U.S. electric vehicle and battery manufacturing supply chains.
Since 2021, electric vehicle and battery companies have announced significant commitments to build new or expanded manufacturing operations across the U.S., which are expected to drive domestic demand for lithium far beyond current or projected capacity over the next decade. Piedmont Lithium, as a U.S.-based company, is well positioned to benefit from federal policies and funding established to facilitate the expedited development of a robust domestic supply chain and clean energy economy, while strengthening national and global energy security. Manufacturing facilities for electric vehicles, batteries, and related components are typically constructed in two to three years; however, the development of lithium resources from exploration to production requires a much longer time frame. We believe this prolonged time frame for resource development poses the greatest challenge to the emerging electrification industry and highlights the critical role of lithium producers.
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
Our projects and strategic investments are being developed on a measured timeline based on prevailing market conditions to manage near-term cash while optimizing future cash flow and long-term value maximization. The development timelines are also subject to permitting, regulatory approvals, funding, and successful project execution.
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

Piedmont Lithium
We continue to engage in activities to strengthen our financial position and business strategy, including decisions to drive prudent capital deployment and cost savings that preserve assets within our portfolio of projects and strategic investments.
•During the third quarter of 2024, Piedmont sold approximately 31,500 dmt of spodumene concentrate and recognized $27.7 million in revenue with a realized sales price of $878 per dmt and a realized cost of sales of $794 per dmt.
•In September 2024, we entered into a working capital facility, whereby we may borrow up to $25.0 million based on the value of committed volumes of spodumene concentrate occurring within the following twelve months. Prepayments, or borrowings, are credited against the outstanding prepayment balance at the time the vessel has completed loading. Interest is payable quarterly at the rate of SOFR plus 2.4%. The Credit Facility expires on December 31, 2027 but may be extended by mutual agreement through December 31, 2028. See Note 11—Debt Obligations.
•During the third and fourth quarters of 2024, we expanded our cost savings efforts associated with our 2024 Cost Savings Plan and further reduced our workforce in October 2024 and lowered third-party spend primarily related to professional fees. We expect to recognize $14 million in annual cost savings in 2024.
•During the third quarter of 2024, we streamlined our U.S. lithium hydroxide production plans in favor of deploying capital and technical resources more efficiently by shifting our proposed Tennessee Lithium conversion capacity to Carolina Lithium. We plan to leverage the Carolina Lithium by adding a second lithium hydroxide production train as part of a phased development approach.
Lithium Projects
Quebec
As of September 30, 2024, we owned an equity interest of 25% in Sayona Quebec. Sayona Mining owned the remaining 75% equity interest in Sayona Quebec. Sayona Quebec owns a portfolio of projects, which includes NAL, Authier, and Tansim. We hold a life-of-mine offtake agreement with Sayona Quebec for the greater of 113,000 dmt or 50% of spodumene concentrate production per year. Our purchases of spodumene concentrate are subject to a price floor of $500 per dmt and a price ceiling of $900 per dmt for 6.0% Li2O spodumene concentrate.
Recent highlights include:
•During the third quarter of 2024, NAL achieved record production of approximately 52,100 dmt of spodumene concentrate, and shipped approximately 49,000 dmt, of which approximately 31,500 dmt were sold to Piedmont.
•During the third quarter of 2024, production at NAL continued to improve in terms of production and utilization with production increasing approximately 5% compared to the prior quarter. With the commissioning of the crushed ore dome in the second quarter of 2024, mill utilization increased to 91%, which is an increase of 10% from the first quarter of 2024.
•During the third quarter of 2024, Sayona Mining announced an increase to the mineral resources estimate at NAL, which included a significant increase to the mineral resources in the measured & indicated categories in accordance with JORC Code requirements.
•In September 2024, NAL achieved safety records with no lost time incidents, no modified duty incidents, and no medical aid incidents.
Ghana
As of September 30, 2024, we owned an equity interest of approximately 5% in Atlantic Lithium. We have a right to acquire a 50% equity interest in Atlantic Lithium Ghana, which includes Atlantic Lithium’s flagship Ewoyaa project, located approximately 70 miles from the Port of Takoradi in Ghana, West Africa. We hold an offtake agreement with Atlantic Lithium for 50% of annual production of spodumene concentrate at market prices on a life-of-mine basis from Ewoyaa.
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

•In September 2024, Ghana’s Environmental Protections Agency granted an environmental permit to the Ewoyaa project.

•In October 2024, the Ghanaian Minerals Commission issued a Mine Operating Permit in respect of the Ewoyaa project. The receipt of the permit marked an important milestone in achieving the regulatory approvals required to commence project construction. The project, however, remains subject to ratification of the mining lease by the Ghanaian Parliament, ongoing design work, additional regulatory approvals, prevailing market conditions, and project financing.
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
In October 2024, the U.S. Department of the Treasury issued final rules for the Inflation Reduction Act’s manufacturing credit (45X) with modifications intended to drive critical mineral processing in the U.S. The new rules support the application of the 10% manufacturing credit to direct and indirect material costs, which could materially improve the economics of U.S. projects like Carolina Lithium.
Tennessee Lithium
Tennessee Lithium was planned as a merchant lithium hydroxide manufacturing plant to produce 30,000 metric tons per year of lithium hydroxide.
As part of our streamlined U.S. production strategy, we converted the proposed Tennessee Lithium project plans to a second lithium hydroxide train in a phased development for Carolina Lithium. The combined conversion facilities should allow us to significantly increase U.S. lithium hydroxide production capacity while deploying capital and technical resources more efficiently.
Killick Lithium
As of September 30, 2024, we owned an equity interest of approximately 20% in Vinland Lithium, which is a Canadian-based entity jointly owned with Sokoman Minerals and Benton Resources. Vinland Lithium owns Killick Lithium, which owns a large exploration property prospective for lithium located in southern Newfoundland, Canada. As of September 30, 2024, we have invested $2.8 million in Vinland Lithium.
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
There have been no changes in the significant accounting policies followed by us during the nine months ended September 30, 2024 from those disclosed in our Annual Report for the year ended December 31, 2023.
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
Restructuring and Impairment Charges
Restructuring, impairment, and other exit costs represent expenses incurred in connection with certain cost reduction programs that we have implemented, and consists of the costs of asset impairments, employee termination costs, lease and other contract termination charges and other costs of exiting activities. A liability for costs associated with an exit or disposal activity is measured at its fair value when the liability is incurred. Expenses for one-time termination benefits are recognized at the date the employee is notified, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Liabilities related to termination of an operating lease or contract are measured and recognized at fair value when the contract does not have any future economic benefit to the entity and the fair value of the liability is determined based on the present value of the remaining lease obligations, adjusted for the effects of deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property. The assumptions in determining such estimates include anticipated timing of sublease rentals and estimates of sublease rental receipts and related costs based on market conditions. All other costs related to an exit or disposal activity are expensed as incurred. Refer to Note 4—Restructuring and Impairment for further information.
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
Other Income (Loss)
Other income (loss) consists of interest income, interest expense, foreign currency exchange gain (loss), gain (loss) on equity securities, gain (loss) on sale of assets, and gain (loss) on sale of equity method investments. Interest income consists of interest earned on our cash and cash equivalents. Interest expense consists of interest incurred on long-term debt related to noncash acquisitions of mining interests financed by sellers for Carolina Lithium as well as interest incurred for lease liabilities. Foreign currency exchange gain (loss) primarily relates to our foreign bank accounts denominated in Canadian dollars and Australian dollars and marketable securities denominated in Australian dollars. Gain (loss) on equity securities relates to realized and unrealized gains (losses) of our investments in marketable and equity securities. Gain (loss) on sale of assets primarily relates to our sale or disposal of property, plant and mine development assets. Gain (loss) on sale of equity method investments relates to our reduction in ownership of Sayona Mining and Atlantic Lithium due to: (i) gain (loss) on dilution due to their issuance of additional shares through public offerings and employee stock compensation grants while they were accounted for under the equity method, and; (ii) gain (loss) on the sale of shares of our equity method investments.
Results of Operations
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

	Three Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Revenue	$27,663	$47,127	$(19,464)	(41.3)%
Costs of sales	25,010	23,363	1,647	7.0%
Gross profit	2,653	23,764	(21,111)	(88.8)%
Gross profit margin	9.6%	50.4%
Exploration costs	35	471	(436)	(92.6)%
Selling, general and administrative expenses	9,466	11,185	(1,719)	(15.4)%
Total operating expenses	9,501	11,656	(2,155)	(18.5)%
(Loss) income from equity method investments	(3,514)	3,852	(7,366)	(191.2)%
Restructuring and impairment charges	(4,563)	—	(4,563)	*
(Loss) income from operations	(14,925)	15,960	(30,885)	(193.5)%
Other (loss) income	(1,762)	8,959	(10,721)	(119.7)%
Income tax expense	—	2,028	(2,028)	*
Net (loss) income	$(16,687)	$22,891	$(39,578)	(172.9)%
__________________________
* Not meaningful.

Revenue
Revenue decreased $19.5 million, or 41.3%, to $27.7 million in the three months ended September 30, 2024 as compared to $47.1 million in the three months ended September 30, 2023. Sales volume of spodumene concentrate increased approximately 2,500 dmt, or 8.6%, to approximately 31,500 dmt in the three months ended September 30, 2024 as compared to approximately 29,000 dmt in the three months ended September 30, 2023. The lithium market experienced dramatic declines in pricing in 2024 and the second half of 2023, which caused revenue to decline sharply despite the modest increase in sales volume. All revenue was generated from sales of spodumene concentrate produced at NAL and purchased as part of our purchase offtake agreement with Sayona Quebec. Sales of spodumene concentrate commenced in August 2023.
Our realized prices were $878 per dmt of spodumene concentrate (approximately 5.4% Li2O grade) and $1,624 per dmt of spodumene concentrate (approximately 5.3% Li2O grade) in the three months ended September 30, 2024 and 2023, respectively. The decline in lithium prices resulted in realized prices declining $746 per dmt, or 45.9%, in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
Realized price is the average estimated price, net of certain distribution and other fees, and includes referenced pricing data through September 30, 2024 and 2023 in the three months ended September 30, 2024 and 2023, respectively, and may be subject to final adjustment. For certain contracts, the realized price is subject to final adjustments, which may cause the realized price to be higher or lower than the average estimated realized price, based on future market-price movements. For any shipment that has not yet price settled, we estimate the final sales price based on current and expected market conditions and known quality measurements. Any adjustments to the estimated (or provisional) sales price will be reflected in subsequent periods.
Gross Profit and Gross Profit Margin
Gross profit decreased $21.1 million, or 88.8%, to $2.7 million in the three months ended September 30, 2024 as compared to $23.8 million in the three months ended September 30, 2023. Gross profit margin declined to 9.6% in the three months ended September 30, 2024 from 50.4% in the three months ended September 30, 2023. Gross profit and gross profit margin in the three months ended September 30, 2023 were driven by our preferential offtake supply agreement with Sayona Quebec, which includes a price ceiling of $900 per dmt. The declines in gross profit and gross profit margin were due to the steep decline in lithium prices.
Our realized costs of sales were $794 per dmt of spodumene concentrate and $805 per dmt of spodumene concentrate in the three months ended September 30, 2024 and 2023, respectively. Realized cost of sales is the average cost of sales based on our offtake pricing agreement with Sayona Quebec for the purchase of spodumene concentrate at a market price subject to a floor of $500 per dmt and a ceiling of $900 per dmt, with adjustments for product grade, freight, and insurance.
Exploration Costs
Exploration costs decreased $0.4 million, or 92.6%, to less than $0.1 million in the three months ended September 30, 2024 as compared to $0.5 million in the three months ended September 30, 2023. The decrease in exploration costs was primarily driven by a decrease in exploration and engineering activities related to new project targets. As part of the 2024 Cost Savings Plan, we have substantially reduced, or in certain cases eliminated, exploration costs in response to the lithium market downturn.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $1.7 million, or 15.4%, to $9.5 million in the three months ended September 30, 2024 as compared to $11.2 million in the three months ended September 30, 2023. The decrease in selling, general and administrative expenses was primarily due to cost savings recognized as part of our 2024 Cost Savings Plan, which included lower employee compensation costs in connection with our 28% reduction in workforce during the first quarter of 2024 and lower third-party spend. The reductions were partially offset by increased legal fees primarily related to shelf registration costs and other initiatives. Total stock-based compensation expense included in selling, general and administrative expenses was $2.2 million and $3.0 million in the three months ended September 30, 2024 and 2023, respectively.
(Loss) Income from Equity Method Investments
Loss from equity method investments increased $7.4 million, or 191.2%, to $3.5 million in the three months ended September 30, 2024 as compared to income from equity method investments of $3.9 million in the three months ended September 30, 2023. The loss from equity method investments of $3.5 million in the three months ended September 30, 2024 reflects our proportionate share of loss resulting from our equity investments in Sayona Quebec and Vinland Lithium. The income from equity method investments of $3.9 million in the three months ended September 30, 2023 reflects our proportionate share of income resulting from our equity investments in Sayona Mining, Sayona Quebec, and Atlantic Lithium. Our interest in Vinland Lithium was acquired in October 2023. The increase in loss from equity method investments was driven by income declines of $7.0 million and $1.1 million in our share of income in Sayona Quebec and Sayona Mining, respectively, partially offset by a decrease of $0.8 million in our share of loss in Atlantic Lithium.
Restructuring and Impairment Charges
We initiated our 2024 Cost Savings Plan in the first quarter of 2024. As part of our 2024 Cost Savings Plan, we recognized restructuring and impairment charges of $4.6 million in the three months ended September 30, 2024. Restructuring and impairment charges consisted of $4.1 million in impairment charges related to land, capitalized construction and development costs, and other fixed assets related to Tennessee Lithium and exit costs of $0.5 million related to the planned exit of our monofill disposal facility in Etowah, Tennessee, and the consolidation of our corporate office to a single location in Belmont, North Carolina. There were no restructuring or impairment charges in the three months ended September 30, 2023.
Other (Loss) Income
Other loss increased approximately $10.7 million, or 119.7%, to a loss of $1.8 million in the three months ended September 30, 2024 as compared to other income of $9.0 million in the three months ended September 30, 2023. Included in other loss for the three months ended September 30, 2024, was an unrealized loss on marketable securities of $2.6 million, partially offset by net interest income of $0.8 million and a gain on foreign currency exchange of $0.3 million. Included in other income for the three months ended September 30, 2023, was interest income of $1.0 million, and a gain on dilution of equity method investments of $8.0 million.
Income Tax Expense
Income tax expense decreased $2.0 million to nil in the three months ended September 30, 2024 as compared to income tax expense of $2.0 million in the three months ended September 30, 2023. The decrease in income tax expense was due to the decreased pre-tax impact of the gain on dilution in Sayona Mining in the three months ended September 30, 2023.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

	Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Revenue	$54,291	$47,127	$7,164	15.2%
Costs of sales	50,321	23,363	26,958	115.4%
Gross profit	3,970	23,764	(19,794)	(83.3)%
Gross profit margin	7.3%	50.4%
Exploration costs	97	1,668	(1,571)	(94.2)%
Selling, general and administrative expenses	26,576	31,793	(5,217)	(16.4)%
Total operating expenses	26,673	33,461	(6,788)	(20.3)%
Loss from equity method investments	(13,864)	(1,565)	(12,299)	785.9%
Restructuring and impairment charges	(6,657)	—	(6,657)	*
Loss from operations	(43,224)	(11,262)	(31,962)	283.8%
Other (loss) income	(13,501)	18,045	(31,546)	(174.8)%
Income tax (benefit) expense	(3,095)	3,170	(6,265)	(197.6)%
Net (loss) income	$(53,630)	$3,613	$(57,243)	*
__________________________
* Not meaningful.
Revenue
Revenue increased $7.2 million, or 15.2%, to $54.3 million in the nine months ended September 30, 2024 as compared to $47.1 million in the nine months ended September 30, 2023. Sales volume of spodumene concentrate increased approximately 32,000 dmt, or 110.3%, to approximately 61,000 dmt in the nine months ended September 30, 2024 as compared to approximately 29,000 dmt in the nine months ended September 30, 2023. The increase in revenue was due to the increase in sales volume as sales of spodumene concentrate commenced in September 2023. Greatly offsetting the increase in revenue was a decrease driven by the steep decline in lithium prices, as discussed above. All revenue was generated from sales of spodumene concentrate, which was produced at NAL and purchased as part of our purchase offtake agreement with Sayona Quebec. Sales of spodumene concentrate commenced in August 2023.
Our realized prices were $890 per dmt of spodumene concentrate (approximately 5.5% Li2O grade) and $1,624 per dmt of spodumene concentrate (approximately 5.3% Li2O grade) for the nine months ended September 30, 2024 and 2023, respectively. The decline in lithium prices resulted in realized prices declining $734 per dmt, or 45.2%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
Realized price is the average estimated price, net of certain distribution and other fees, and includes referenced pricing data up to September 30, 2024 and 2023 for the nine months ended September 30, 2024 and 2023, respectively, and may be subject to final adjustment. For certain contracts, the final adjusted price may be higher or lower than the average estimated realized price based future market price movements. We have estimated the final sales pricing based on expected market conditions and known quality measurements. Any adjustments to the sales price will be reflected in subsequent periods.
Gross Profit and Gross Profit Margin
Gross profit decreased $19.8 million, or 83.3%, to $4.0 million in the nine months ended September 30, 2024 as compared to $23.8 million in the nine months ended September 30, 2023. Gross profit margin declined to 7.3% in the nine months ended September 30, 2024 from 50.4% in the nine months ended September 30, 2023. Gross profit and gross profit margin in the nine months ended September 30, 2023 were driven by our preferential offtake supply agreement with Sayona Quebec, which includes a price ceiling of $900 per dmt. The declines in gross profit and gross profit margin were due to the steep decline in lithium prices.
Our realized costs of sales were $825 per dmt of spodumene concentrate and $805 per dmt of spodumene concentrate in the nine months ended September 30, 2024 and 2023, respectively. Realized cost of sales is the average cost of sales based on our offtake pricing agreement with Sayona Quebec for the purchase of spodumene concentrate at a market price subject to a floor of $500 per dmt and a ceiling of $900 per dmt, with adjustments for product grade, freight, and insurance.
Exploration Costs
Exploration costs decreased $1.6 million, or 94.2%, to $0.1 million in the nine months ended September 30, 2024 as compared to $1.7 million in the nine months ended September 30, 2023. The decrease in exploration costs was primarily driven by a decrease in exploration and engineering activities related to new project targets. As part of the 2024 Cost Savings Plan, we have substantially reduced, or in certain cases eliminated, exploration costs in response to the lithium market downturn.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $5.2 million, or 16.4%, to $26.6 million in the nine months ended September 30, 2024 as compared to $31.8 million in the nine months ended September 30, 2023. The decrease in selling, general and administrative expenses was primarily due to cost savings recognized as part of our 2024 Cost Savings Plan, which included lower professional and consulting fees and lower employee compensation costs and travel costs in connection with our 28% reduction in workforce during the first quarter of 2024. Stock-based compensation expense included in selling, general and administrative expenses was $6.9 million and $7.3 million in the nine months ended September 30, 2024 and 2023, respectively.
Loss from Equity Method Investments
Loss from equity method investments increased $12.3 million, or 785.9%, to $13.9 million in the nine months ended September 30, 2024 as compared to $1.6 million in the nine months ended September 30, 2023. The loss of from equity method investments of $13.9 million in the nine months ended September 30, 2024 reflects our proportionate share of loss resulting from our equity investments in Sayona Mining, Sayona Quebec, Atlantic Lithium, and Vinland Lithium. The loss from equity method investments of $1.6 million in the nine months ended September 30, 2023 reflects our proportionate share of loss resulting from Sayona Mining, Sayona Quebec, and Atlantic Lithium. Our interest in Vinland Lithium was acquired in October 2023. The increase in loss from equity method investments was driven by income declines of $12.3 million and $1.1 million in our share of income in Sayona Quebec and Sayona Mining, respectively, partially offset by a decrease of $1.3 million in our share of loss in Atlantic Lithium.

Restructuring and Impairment Charges
We initiated our 2024 Cost Savings Plan in the first quarter of 2024. As part of our 2024 Cost Savings Plan, we recognized restructuring and impairment charges of $6.7 million in the nine months ended September 30, 2024. Restructuring and impairment charges consisted of $4.1 million in impairment charges related to land, capitalized construction and development costs, and other fixed assets related to Tennessee Lithium, $1.3 million in severance and employee benefits costs, $0.6 million in exit costs related to the planned exit of our monofill disposal facility in Etowah, Tennessee, and the consolidation of our corporate office to a single location in Belmont, North Carolina, $0.6 million in stock-based compensation related to accelerated vesting of certain stock-based compensation awards in connection with our workforce reduction, and $0.1 million in other restructuring related expenses. There were no restructuring or impairment charges in the nine months ended September 30, 2023.
Other (Loss) Income
Other loss increased $31.5 million, or 174.8%, to a loss of $13.5 million in the nine months ended September 30, 2024 as compared to other income of $18.0 million in the nine months ended September 30, 2023. The increase in other loss was driven by our loss on sale of equity method investments related to Sayona Mining of $13.9 million in the nine months ended September 30, 2024 as compared to a gain on dilution related to Sayona Mining of $15.2 million in the nine months ended September 30, 2023. Other loss for the nine months ended September 30, 2024 also included a loss on the sale of assets of $0.7 million, partially offset by an unrealized gain on mark-to-market securities of $1.0 million. Interest income decreased $0.7 million primarily due to lower cash balances and interest expense increased $0.4 million primarily due to higher debt balances.
Income Tax (Benefit) Expense
Income tax benefit was $3.1 million in the nine months ended September 30, 2024 as compared to income tax expense of $3.2 million in the nine months ended September 30, 2023. The increase in income tax benefit was mainly due to the tax benefit generated from the loss on equity investments related to the sale of our equity interest in Sayona Mining in the three months ended March 31, 2024.
Liquidity and Capital Resources
Overview
As of September 30, 2024, our principal sources of liquidity were cash and cash equivalents of $64.4 million and a $25.0 million Credit Facility with a remaining borrowing capacity of approximately $7.0 million. Cash and cash equivalents consisted of institutional insured liquid deposits and cash deposit accounts. The vast majority of our cash and cash equivalents were held in the U.S and covered by FDIC insured limits. Our predominant source of cash to date has been generated through equity financing from issuances of our common stock. We have a shelf registration statement which allows us to issue up to $500 million of equity as of September 30, 2024. Our shelf registration statement expires on September 26, 2027. During the second quarter of 2024, we entered into an ATM Program with a registered agent for potential, future issuances of our common stock under our shelf registration statement. There are many factors that could significantly impact our ability to raise funds through equity and debt financing as well as influence the timing of future cash flows.
Our primary uses of cash during the nine months ended September 30, 2024 consisted of: (i) settlement payments totaling $29.2 million associated with spot shipment sales of spodumene concentrate as a result of a decline in lithium prices; (ii) equity investments in Sayona Quebec during the first half of 2024 mainly for capital expenditures at NAL related to the completion of a crushed ore dome and finalization of its operational restart totaling $15.0 million; (iii) advances to Atlantic Lithium primarily for exploration and evaluation activities, certain development activities, and permitting and approval activities related to our investment in Ewoyaa totaling $10.0 million; (iv) capital expenditures primarily related to engineering costs of $4.5 million for Tennessee Lithium; (v) development expenditures of $2.8 million and purchases of real property and associated mining interests of $3.2 million associated with Carolina Lithium; (vi) cash expenditures associated with our 2024 Cost Savings Plan of $1.7 million; and (vii) general and administrative costs related to our corporate expenses.
On September 11, 2024, we entered into a Credit Facility that enables us to borrow up to $25.0 million. The Credit Facility expires on December 31, 2027 but may be extended by mutual agreement through December 31, 2028. Borrowings are based on future, committed volumes of spodumene concentrate. Interest is payable quarterly at the rate of SOFR plus 2.4%. In the event the Company experiences a material change in creditworthiness, the lender has the right to modify the payment terms of the Credit Facility including acceleration of repayment up to the full amount of any outstanding borrowings.

During the first quarter of 2024, we initiated the 2024 Cost Savings Plan to reduce annual operating spend by $10 million mainly within our corporate overhead, defer capital spending to 2025 and beyond, and limit cash investments in and advances to affiliates. We achieved our $10 million annual run-rate target during the second quarter of 2024 through a 28% workforce reduction in the first quarter of 2024 and lowering of third-party spending consisting primarily of professional fees and other operating costs. Due to the prolonged lithium market downturn, we expanded our 2024 Cost Savings Plan and further reduced our workforce, including operational and corporate staff, by 32% in October 2024 and expect to achieve an additional $4 million in annual savings for a total of $14 million in annual costs savings. As part of our 2024 Cost Savings Plan, we reduced our total workforce by 48% between February 2024 through October 2024 and recorded $0.5 million and $2.6 million in severance and restructuring related costs in the three and nine months ended September 30, 2024, respectively. We expect to complete our 2024 Cost Savings Plan during the fourth quarter of 2024 and pay the vast majority of cash charges associated with our 2024 Cost Savings Plan in 2024. See Note 4—Restructuring and Impairment, for additional information regarding restructuring charges.
To bolster our cash position and further strengthen our balance sheet, we monetized certain non-core assets during the nine months ended September 30, 2024. During the first quarter of 2024, we sold our common stock holdings in Sayona Mining and a portion of our common stock holdings in Atlantic Lithium for net proceeds totaling $49.1 million. The sale of our equity interests had no impact on our joint ventures or offtake rights with either Sayona Quebec and its NAL operations or the Ewoyaa project with Atlantic Lithium.
While cash and cash equivalents decreased $7.4 million, or 10.3%, to $64.4 million as of September 30, 2024 as compared to $71.7 million as of December 31, 2023, working capital improved $1.8 million, or 5.3%, to $36.6 million as of September 30, 2024 as compared to $34.8 million as of December 31, 2023.
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
In 2024, we plan to deliver customer shipments of spodumene concentrate totaling 102,000 dmt to 116,000 dmt and fund capital expenditures totaling $11 million to $12 million and investments in and advances to affiliates totaling $27 million to $29 million. These full-year funding ranges reflect a substantial decrease in capital expenditures and joint venture funding for the second half of 2024 as compared to the first half of 2024 as well as full-year 2024 as compared to full-year 2023. Our outlook for planned capital expenditures and investments in and advances to affiliates is subject to market conditions.
As of September 30, 2024, we have entered into land option agreements in North Carolina totaling $16.2 million. We are not obligated to exercise our land option agreements, and we are able to cancel our land acquisition contracts, at our option with de minimis cancellation costs, during the contract option period. We are evaluating these option agreements with careful consideration and the decision will be influenced by market conditions and other relevant factors that align with our Company’s long-term growth. For land option and acquisition agreements, we expect to incur cash outlays of less than $0.1 million in fourth quarter of 2024, $1.2 million in 2025, and $14.8 million in 2026. These amounts do not include closing costs such as attorneys’ fees, taxes, and commissions. Certain land option agreements and land acquisition contracts become binding upon commencement of construction for Carolina Lithium. We terminated our agreements to acquire land in Tennessee.
As discussed above, we expect to recognize the majority of our $14 million annual run-rate cost savings, as part of our 2024 Cost Savings Plan, in 2024. Due to continued declines in lithium prices and lithium market sentiment, we broadened our 2024 Cost Savings Plan to further reduce our operating cost structure and capital project spending as we properly manage liquidity during the downturn.
Based on our operating plan, which includes our fully implemented 2024 Cost Savings Plan and ongoing access to and utilization of our Credit Facility discussed above, we believe our cash on hand will be sufficient to fund our operations and meet our obligations as they come due for the twelve months following the date our unaudited consolidated financial statements are issued. Additionally, we expect to finance our future cash requirements, including the funding of our lithium projects, through a combination of strategic partnerships, non-core asset sales, equity offerings, and debt financings. Our operating plan and expectation of future financings include estimates and assumptions that may prove to be wrong or may need to modified due many factors, including lithium pricing. As a result, we could deplete our capital resources sooner than we currently expect. No assurances can be given that any additional cost reduction strategies or anticipated funding would be sufficient to meet our needs.
We are evaluating a range of funding options to fund our share of project capital and maintaining a critical focus on funding options that would be non-dilutive to Piedmont Lithium’s shareholders. We plan to utilize two main funding strategies for the construction of Carolina Lithium including an ATVM loan (upon a successful application and receipt of loan from the Department of Energy’s Loan

Programs Office), and a strategic partnering process. Construction of Carolina Lithium is not planned to commence until project financing has been finalized. We have mandated a financial advisor as part of our funding strategy for our share of development capital for Ewoyaa. Our strategy includes the offering of a long-term offtake agreement in exchange for funding to support our capital contribution on a non-dilutive basis to our shareholders.
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
Cash Flows
The following table is a condensed schedule of cash flows provided as part of the discussion of liquidity and capital resources:

(in thousands)	Nine Months Ended September 30,
Net cash provided by (used in):	2024	2023
Operating activities	$(36,477)	$5,403
Investing activities	13,278	(80,473)
Financing activities	15,827	70,318
Net decrease in cash and cash equivalents	$(7,372)	$(4,752)
Cash Flows from Operating Activities
Operating activities used $36.5 million and provided $5.4 million in the nine months ended September 30, 2024 and 2023, respectively, resulting in an increase in cash used by operating activities of $41.9 million. The increase was mainly due to an increase of $21.8 million in working capital outflows, primarily driven by settlement payments associated with spot shipment sales of spodumene concentrate as a result of a decline in lithium prices. In addition, we had an increase in net loss of $20.2 million, net of certain noncash items including gain (loss) on sale of equity method investments, impairment of fixed assets, loss from sale of assets, loss from equity method investments, stock compensation expense, gain on marketable securities, and deferred taxes.
Cash Flows from Investing Activities
Investing activities provided $13.3 million and used $80.5 million in the nine months ended September 30, 2024 and 2023, respectively, resulting in an increase in cash provided by investing activities of $93.8 million. The increase was due to (i) the receipt of $49.1 million in net proceeds from the sale of our entire equity interest in Sayona Mining and the partial sale of our equity interest in Atlantic Lithium, (ii) a decrease in capital expenditures of $34.4 million, and (iii) a decrease in contributions to equity investments of $13.7 million. Partially offsetting the increase in investing activities were cash advances of $3.5 million to Atlantic Lithium and Vinland Lithium for project advances to Ewoyaa and Killick Lithium, respectively.
Cash Flows from Financing Activities
Financing activities provided $15.8 million and $70.3 million in the nine months ended September 30, 2024 and 2023, respectively, resulting in a decrease in cash provided by investing activities of $54.5 million. The decrease in cash from financing activities was driven by a $71.1 million decrease in net cash proceeds from issuances of our common stock in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. In February 2023, we received net proceeds of $71.1 million from LG Chem in exchange for 1,096,535 shares of our common stock in conjunction with a multi-year spodumene concentrate offtake agreement. In addition, payments to tax authorities for employee share-based compensation and payments on debt and financing arrangements increased $0.2 million and $1.2 million, respectively, compared to the prior year period. These decreases were partially offset by an increase of $18.0 million in proceeds from our Credit Facility.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in our risk factors from those disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report for the year ended December 31, 2023.
Item 4.    Controls and Procedures.
Our management, under supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer and Principal Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2024. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting identified in the evaluation for the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 15—Commitments and Contingencies of our unaudited consolidated financial statements contained in this report and is incorporated herein by reference.
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
Item 5.    OTHER INFORMATION.
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

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

Piedmont Lithium Inc.
(Registrant)

Date: November 12, 2024	By:	/s/ Michael White
Michael White
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)