Form 10-K
period 2024-12-31
Piedmont Lithium Inc.
filed 2025-02-26
CIK 1728205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☒	Smaller reporting company	☒
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
As of June 30, 2024, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (based on the closing price of the registrant's common shares on the Nasdaq Stock Market for June 30, 2024) was approximately $190,429,937. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.
As of February 18, 2025, there were 21,943,521 shares of the registrant’s common stock outstanding.

GLOSSARY OF TERMS AND DEFINITIONS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2024 Cost Savings Plan	Board approved action in response to the decline in the lithium market to reduce cash operating costs, defer capital spending, and limit cash investments in and advances to affiliates in 2024
401(k) Plan	Piedmont Lithium 401(k) Plan
Annual Report	Annual Report on Form 10-K
ASC	Accounting Standards Codification
ASX	Australian Securities Exchange
Atlantic Lithium	Atlantic Lithium Limited
Atlantic Lithium Ghana	Atlantic Lithium’s Ghanaian-based lithium portfolio companies
ATM Program	at-the-market issuance sales agreement
ATVM	Advanced Technology Vehicles Manufacturing
Authier	Authier Lithium project
BAPE	Bureau d’Audiences Publiques Sur l’Environnement
Board	Piedmont Lithium’s Board of Directors
Carolina Lithium	Carolina Lithium project
CD&A	Compensation Discussion and Analysis
CDI	CHESS Depository Interest
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CODM	Chief Operating Decision Maker
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CWA	Clean Water Act
Credit Facility	$25.0 million working capital financing arrangement with a trading company partner based on committed volumes of spodumene concentrate
Deloitte	Deloitte & Touche LLP
DEMLR	Department of Energy, Mineral and Land Resources
DFS	definitive feasibility study
dmt	dry metric ton(s)
DOE	U.S. Department of Energy
DPA	Defense Production Act of 1950, as amended
EPA	U.S. Environmental Protection Agency
ESG	environmental, social and governance
Ewoyaa	Ewoyaa Lithium project
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
FDIC	Federal Deposit Insurance Corporation
FOB	free on board
IRA	Inflation Reduction Act of 2022
JORC Code	2012 Edition of the Australasian Code for Reporting of Exploration Results, Mineral Resources and Ore Reserves
Killick Lithium	Killick Lithium Inc.
LCE	lithium carbonate equivalent
LG Chem	LG Chem, Ltd.
Tennessee Lithium	Tennessee Lithium project
Li2O	lithium oxide
LiOH·H2O	lithium hydroxide monohydrate
LiOH	lithium hydroxide
Merger	The merger, pursuant to the Merger Agreement, of Shock MergerCo Inc. with and into Piedmont, with Piedmont continuing as the surviving company

Merger Agreement	Agreement and Plan of Merger, dated as of November 18, 2024, by and among Piedmont Lithium, Sayona Mining, and Shock MergerCo Inc., a Delaware corporation and a wholly owned subsidiary of Sayona Mining
Metso	Metso Corporation
MIIF	Minerals Income Investment Fund of Ghana
Milestone PRAs	PRAs that could be earned based upon achievement of certain specified milestones
MT	million metric tons
NAL	North American Lithium Inc.
Nasdaq	Nasdaq Capital Market
NCDEQ	North Carolina Department of Environmental Quality
NCDOT	North Carolina Department of Transportation
NEO	named executive officer
NEPA	National Environmental Protection Act
Piedmont Australia	Piedmont Lithium Pty Ltd (formerly named Piedmont Lithium Limited)
PRAs	performance rights awards
PwC	PricewaterhouseCoopers LLP
QP	Qualified Person, as defined in Regulation S-K, Subpart 1300, under the Securities Act of 1933
RCRA	Resource Conservation and Recovery Act
Redomiciliation	Redomiciliation of the Company from Australia to Delaware, effective May 17, 2021
Ricca	Ricca Resources Limited
ROU	right-of-use
RSUs	restricted stock units
Sayona Mining	Sayona Mining Limited
Sayona Quebec	Sayona Quebec Inc.
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SEH	safety, environment and health
S-K 1300	Regulation S-K, Subpart 1300, under the Securities Act of 1933
SOFR	secured overnight financing rate
spodumene concentrate	spodumene concentrate or SC[X] where “X” represents the lithium content of the concentrate on an Li2O% basis
Stock Incentive Plan	Piedmont Lithium Inc. Stock Incentive Plan adopted by our Board on March 31, 2021
Tansim	Tansim Lithium project
Title V Permit	Title V Prevention of Significant Deterioration Air Permit
TSR	total shareholder return
TSR PRAs
PRAs related to market goals based on a comparison of Piedmont Lithium’s total shareholder return relative to the total shareholder return of a pre-determined set of peer group companies for the performance periods

U.S.	United States of America
U.S. GAAP	U.S. generally accepted accounting principles
Vallée	Vallée Lithium project
Vinland Lithium	Vinland Lithium Inc.

Item 1.    BUSINESS
Overview
Piedmont Lithium Inc. (“Piedmont Lithium,” “Piedmont”, “we,” “us,” “our,” or “Company”) is a U.S.-based, development-stage company advancing a multi-asset, integrated lithium business in support of a clean energy economy and U.S. and global energy security. We plan to supply lithium hydroxide to the electric vehicle and battery manufacturing supply chains in North America by processing spodumene concentrate produced from assets we own or in which we have an economic interest.
Our portfolio includes our wholly-owned Carolina Lithium, a proposed fully integrated spodumene ore-to-lithium hydroxide project in Gaston County, North Carolina. The balance of our project portfolio includes strategic investments in lithium assets in Quebec, Canada, including the operational NAL mine; in Ghana, West Africa with Atlantic Lithium, including the Ewoyaa project; and in Newfoundland, Canada with Vinland Lithium, including the Killick Lithium project.
Piedmont Lithium incorporated in the State of Delaware on December 3, 2020. We maintain executive offices at 42 E Catawba Street, Belmont, NC, 28012, and our telephone number is (704) 461-8000. Our website address is www.piedmontlithium.com. Shares of our common stock, par value $0.0001 per share, are traded on the Nasdaq under the symbol “PLL” and our CDIs, each representing 1/100th of a share of our common stock, are traded on the ASX, also under the symbol “PLL.”
Proposed Merger with Sayona Mining
On November 18, 2024, we entered into the Merger Agreement with Sayona Mining, whereby Piedmont and Sayona Mining will be combined on a stock-for-stock basis where each share of Piedmont common stock, par value US$0.0001 per share, issued and outstanding immediately prior to the consummation of the Merger, subject to certain exclusions, shall be converted into the right to receive from Sayona Mining 527 Sayona Mining ordinary shares.
Consummation of the Merger, which is expected to occur mid-2025, is subject to certain closing conditions, including requisite approvals of Piedmont’s stockholders and Sayona Mining’s shareholders of the Merger Agreement. The Merger Agreement contains certain termination rights in favor of Sayona Mining and Piedmont, including if the Merger is not consummated on or before September 30, 2025 or if the requisite approvals of Sayona Mining shareholders and Piedmont stockholders are not obtained.
The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the terms and conditions of the Merger Agreement, a copy of which is attached as Exhibit 2.1 to this Annual Report.
See Part I, Item 1A -“Risk Factors-Risks Related to the Merger Agreement” in this Annual Report for additional information about the Merger.
Foreign Currencies
Our consolidated financial statements have been presented in our reporting currency, U.S. dollars.
Gains and losses arising from translations or settlements of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency translation adjustments resulting from the change in functional currency are included in “Other comprehensive (loss) income, net of tax,” and gains and losses resulting from foreign currency transactions are presented in “Other loss” in the consolidated financial statements.
Unless otherwise indicated, all references to “$” are to U.S. dollars, all references to “AUD” are to Australian dollars, and all references to “CAD” are to Canadian dollars.
Our Segment
We have one operating segment, which is also our reportable segment. Our CODM, who is also our CEO, manages our operations on a consolidated basis for purposes of allocating resources.

Strategy
Our strategic goal is to become a leading producer of lithium products in North America, supplied by geographically diverse and sustainable spodumene assets. North American demand for lithium continues to grow as a cornerstone material for the global energy transition, including the manufacturing of electric vehicles and development of energy storage systems. We believe our global portfolio of hard rock lithium assets should support a level of estimated lithium hydroxide production that will dramatically increase current production of lithium hydroxide in the United States.
Our plan is to produce battery-grade lithium hydroxide from spodumene concentrate. We believe spodumene concentrate represents the lowest-risk and most commercially scalable raw material source for the production of lithium hydroxide. Within our production process, we expect to use Metso’s pressure leach technology as well as a number of manufacturing processes commonly used in the lithium industry today. We plan, as part of our sustainability goals within our overall ESG strategy, to develop our greenfield operation in North Carolina as one of the most sustainable lithium hydroxide production operations in the world.
Our portfolio, which includes Carolina Lithium and strategic equity investments, are being developed on a measured timeline to optimize both near-term cash flow and long-term value maximization. At production, we expect to have an estimated lithium hydroxide manufacturing capacity of 60,000 metric tons per year, as compared to the current total estimated U.S. lithium hydroxide production capacity of approximately 20,000 metric tons per year. In support of our strategy, we continue to evaluate opportunities to further expand our resource base and production capacity.
Developing an Integrated Lithium Production Business—Key Projects
Quebec
Piedmont Lithium owns an equity interest of 25% in Sayona Quebec, which owns full equity interests in the NAL, Authier, Tansim, and Vallée properties. These projects are located in the Abitibi region of Quebec, Canada. We also hold an offtake agreement with Sayona Quebec for the greater of 113,000 dmt per year or 50% of annual spodumene concentrate production at market prices, subject to a price floor of $500 per dmt and a price ceiling of $900 per dmt for SC6, on a life-of-mine basis.
In February 2024, we sold approximately 1,250 million shares of Sayona Mining for an average of $0.03 per share. The shares sold represented approximately 12% of Sayona Mining’s outstanding shares and resulted in $41.4 million in net proceeds. The sale of these shares has no impact on Piedmont Lithium’s joint venture or offtake rights with Sayona Quebec.
NAL restarted production of spodumene concentrate in March 2023 and achieved steady-state production in June 2024. NAL progressively set record quarterly production levels of 40,439 dmt, 49,660 dmt, and 52,141 dmt, in the first quarter, second quarter, and third quarter, respectively, followed by 50,922 dmt in the fourth quarter, with significant increases in ore mined, mill utilization, and global recovery rates during 2024.
Sayona Mining achieved record production for the one-year period ended December 31, 2024, producing 193,162 dmt, of which 116,700 dmt were delivered to Piedmont Lithium in accordance with our offtake agreement. We, in turn, sold 116,700 dmt to our customers to whom we supply through offtake and purchase agreements, all of which contain market-based pricing mechanisms. We utilized an updated commercial strategy in the second half of 2024 to take advantage of lithium futures markets, resulting in an industry-leading realized spodumene concentrate price in the third and fourth quarters of 2024. Improved profitability was also the result of consolidation of shipments with Sayona Quebec, which reduced transportation costs. NAL completed construction of its tailings storage facility in the first quarter of 2024 and a crushed-ore dome in the second quarter of 2024. The completion of the dome contributed to the achievement of steady-state production in the second quarter of 2024 and is expected to be key in achieving full run-rate production throughput at NAL, thereby allowing for improved overall availability in the operation and resulting in meaningfully lower unit production costs. Increased blasting efficiencies and dilution management were utilized to deliver higher grades of ore to the plant in the second half of 2024. Continuing improvement of operating costs will be a key focus for NAL in 2025.
In addition to spodumene mining and concentrate production, NAL’s facilities also include a partially completed lithium carbonate plant, which was developed by a prior operator of NAL. In the event both we and Sayona Mining decide to jointly construct and operate a lithium conversion plant through our jointly-owned entity, Sayona Quebec, then spodumene concentrate produced from NAL would be preferentially delivered to that conversion plant upon commencement of conversion operations. Any remaining spodumene concentrate not delivered to a jointly owned conversion plant would first be delivered to Piedmont Lithium up to our offtake right and then to third parties.

In the third quarter of 2024, Sayona Mining announced an increase to the mineral resource estimate at NAL, including an increase to the mineral resources in the measured and indicated categories in accordance with JORC Code requirements.
Ghana
As of December 31, 2024, we have the ability to earn a 50% equity interest in Atlantic Lithium Ghana, which includes Ewoyaa. In August 2023, we exercised our option, to acquire an initial 22.5% equity interest, and expect to earn an additional 27.5% equity interest, subject to funding the first $70 million of development costs for Ewoyaa. Once our equity interests are acquired, and if both the mining lease is ratified and the agreement with MIIF is executed, Piedmont Lithium and Atlantic Lithium expect to each own a 40.5% equity interest in Ewoyaa. MIIF is expected to own a 6% equity interest in Ewoyaa, with the Government of Ghana expected to obtain a 13% free-carried interest in accordance with the mining lease. As of December 31, 2024, we have not received any shares in Atlantic Lithium Ghana.
Additionally, we hold an offtake agreement for 50% of annual production of spodumene concentrate from Ewoyaa at market prices on a life-of-mine basis, subject to our satisfaction of certain development cost funding requirements. Ewoyaa is Atlantic Lithium’s flagship project in the Cape Coast region of Ghana and located approximately 70 miles from the Port of Takoradi, a major port via a national highway. We anticipate the development of the Ewoyaa project to be key for delivering spodumene concentrate to the market.
In January 2024, MIIF commenced its investment in Atlantic Lithium through its purchase of Atlantic Lithium’s common stock totaling $5 million. In September 2023, Atlantic Lithium had announced that MIIF plans to invest (i) $27.9 million to acquire a 6% stake in Ewoyaa and (ii) $5 million in Atlantic Lithium’s common stock to help further, in part, the development of Ewoyaa. As part of these investments, it is our understanding that MIIF intends to fund 6% of all future exploration and development costs within Atlantic Lithium Ghana. These funds are expected to equally reduce Piedmont Lithium’s and Atlantic Lithium’s capital expenditure contributions for Ewoyaa.
In January 2024, we sold 24.5 million shares of Atlantic Lithium, for an average price of $0.32 per share, after which we retained shares representing approximately a 5% ownership interest. The shares sold resulted in net proceeds of $7.7 million.
In July 2024, the application to grant the Ewoyaa mining lease was submitted to the Ghanaian parliament to undergo the ratification process. The mining lease remains subject to parliamentary ratification as of the date of this Annual Report. Ewoyaa made key strides on the regulatory front in the second half of 2024 with the receipt of the environmental permit granted by Ghana’s Environmental Protection Agency in September 2024 and the Mine Operating Permit issued by the Minerals Commission of Ghana in October 2024.
Carolina Lithium
Carolina Lithium is a development stage, hard rock lithium project located within the renowned Carolina Tin-Spodumene Belt of North Carolina and in close proximity to lithium markets. Carolina Lithium is expected to consist of a mining operation, a concentrator, and a lithium hydroxide conversion plant. The conversion plant is expected to be developed in phases and produce 60,000 metric tons of lithium hydroxide per year at full capacity. Due to the expected quality of this hard rock lithium asset, integration of the operation, existing infrastructure, and proximity to lithium and byproduct markets, we believe Carolina Lithium will be one of the lowest cost lithium hydroxide manufacturing operations in the world.
We received the mining permit for Carolina Lithium in 2024 and continue to engage in permitting activities with state and local agencies. In August 2021, we submitted a mining permit application to the NCDEQ’s DEMLR. Following our submission, we responded to a series of additional information requests made by DEMLR. In April 2024, DEMLR approved the mining permit application and issued the finalized permit in May 2024 following our posting of the required reclamation bond. A Prevention of Significant Deterioration – Title V Air Permit application was submitted to the NCDEQ Division of Air Quality and deemed complete in February 2023, and remains under review. We previously worked with the NCDEQ Division of Water Resources on a National Pollutant Discharge Elimination System permit for the site; however, we recently pivoted toward pursuit of North Carolina General Stormwater permits instead. As a result, we have withdrawn our National Pollutant Discharge Elimination System permit applications and submitted applications required to obtain North Carolina General Stormwater permits for both the conversion plant as well as the mine and concentrator operations.
Our goal in 2025 is to obtain the remaining material state permits for Carolina Lithium and assess the timeline for rezoning activities. The timeline for project development will take into consideration strategic partnerships and project financing activities, as well as market conditions.

Tennessee Lithium
Following the receipt of our Carolina Lithium state mining permit in the second quarter of 2024, and in response to changing market conditions, we consolidated our U.S. project development strategy by shifting the proposed Tennessee Lithium conversion capacity to Carolina Lithium. The updated strategy is designed to deploy capital and technical resources more efficiently and leverage our foundational North Carolina project with the potential for up to 60,000 metric tons of lithium hydroxide production per year .
The conversion capacity is expected to include two lithium hydroxide trains constructed in a phased approach. The bulk of previously completed front-end engineering work for Tennessee Lithium will be transferred to Carolina Lithium.
In 2024, we exited both our option agreement to purchase the proposed site for Tennessee Lithium and our purchase agreement to acquire an existing industrial facility in close proximity to our proposed Tennessee project site. We currently maintain in care and maintenance a 132-acre disposal facility adjacent to the former proposed Tennessee Lithium site, with the intention to sell the property in due time.
Strengths
We believe that we are well-positioned to successfully execute our business strategies primarily due to our following competitive strengths:
•Revenue generation from NAL—NAL, the largest producing lithium mine in North America, achieved run rate and multiple quarterly production records in 2024. We hold an offtake agreement with Sayona Quebec for the greater of 113,000 dmt per year or 50% of spodumene concentrate production from NAL at market prices, subject to a price floor of $500 per dmt and a price ceiling of $900 per dmt for SC6, on a life-of-mine basis. We, in turn, sell spodumene concentrate procured under our NAL offtake to Piedmont Lithium’s customers at market-based prices.
•Scale and diversification of resources—We own or hold interests in three significant spodumene resources located in Quebec, Ghana, and North Carolina. Beginning in January 2021, we have made investments in key spodumene resources and have established strategic partnerships with Sayona Mining and Atlantic Lithium. We continue to pursue opportunities to complement our business through additional acquisitions, joint ventures, strategic alliances, and investments.
•Advantageous locations and infrastructure—NAL is located in a well-established mining district within the Abitibi region of Quebec, Canada. The region provides access to infrastructure and is geopolitically advantageous. NAL is near the major mining town of Val-d’Or, Quebec, with access to rail, hydropower, and a skilled labor workforce. NAL has a partially completed lithium carbonate facility on site, which was developed by a previous operator. Ewoyaa is located in the Cape Coast region of Ghana with available power infrastructure nearby and direct highway access to Accra, which is approximately 60 miles from Ewoyaa. Ewoyaa also is approximately 70 miles from the deep-water Port of Takoradi, providing reasonable transport of spodumene concentrate. Carolina Lithium is well situated in a historical lithium region within the developing “Battery Belt.” The area features access to road and rail infrastructure, a highly skilled labor workforce, low-cost and low-carbon sources of baseload grid power, and research and development centers for lithium manufacturing.
•U.S.-based company—As a U.S.-domiciled and listed company with a U.S.-based proposed lithium project, Piedmont Lithium should benefit from policies aimed at supporting growth in the domestic battery supply chain and reducing reliance on foreign nations. These policies include the IRA’s Advanced Manufacturing Production Credit (Section 45X), which is available only to U.S. taxpayers and provides certain tax incentives for the production of applicable critical minerals. This credit is in addition to the opportunities available through the DOE’s ATVM loan program and DPA Title III loans or grants.
•Strategic funding—We are evaluating a variety of funding options to support development objectives aimed at maintaining shareholder value in the capital markets. ATVM, DPA loan(s) or grants, if awarded, are expected to cover a significant share of the capital required to develop Carolina Lithium, thereby strengthening the opportunity for strategic parties. Strategic partnerships, offtake prepayments, mineral royalties, and other opportunities are being considered to support the development of our projects and equity investments.
•Greenfield opportunities—Carolina Lithium is being designed as a new operation, which offers the opportunity to leverage modern technologies, systems, and procedures. We expect to utilize the innovative Metso pressure leach technology to convert spodumene concentrate to lithium hydroxide at this U.S. project. This technology is expected to provide a relative advantage in capital and operating costs and supports our ESG strategy to create a more sustainable operating profile as compared to other hard rock lithium conversion methods.
•Highly experienced management team—The Company is led by a highly experienced management team and has strong execution capabilities across all key functions.

Marketing, Sales, and Principal Markets
We continue to explore potential strategic partnerships and sales, offtake, and marketing agreements that will benefit the development of our assets as well as the U.S. electric vehicle supply chain.
Customers
On August 30, 2024, we entered into an amended offtake agreement with Tesla, Inc. to supply 125,000 dmt of spodumene concentrate from NAL. The term of the agreement runs through September 2026. Pricing is determined by a market-based mechanism. The initial term can be extended for an additional three years upon mutual agreement.
On February 16, 2023, we entered into a spodumene concentrate offtake agreement with LG Chem to sell 200,000 dmt of spodumene concentrate from our NAL offtake agreement. The term of the agreement expires four years from the date of first shipment or upon the delivery of 200,000 dmt. Pricing is determined by a market-based mechanism.
In addition to our offtake customers, we have entered into a series of purchase agreements with major international trading companies to facilitate individual sales. These purchase agreements provided for the delivery of spodumene concentrate primarily on an FOB vessel basis (Incoterms 2020) and included a partial prepayment convention.
Competition and Market Barriers
We compete with other mineral and chemical processing companies in connection with the acquisition of suitable exploration properties and the engagement of qualified personnel. Many of our competitors possess greater financial resources and technical capabilities than Piedmont Lithium. Although we aspire to be a leading lithium hydroxide producer in North America, the lithium mining and chemical industries are fragmented. We are one of many participants in these sectors. Many of our competitors, as compared to us, have been in business longer, have established more strategic partnerships and relationships, and have greater financial accessibility.
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
If we identify lithium mineralization that is determined to be of economic grade and in sufficient quantity to justify production, additional capital would be required to develop, mine, process, and sell such production. Our strategic partners, in which we have equity investments, face similar challenges as discussed above.
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
Compliance with environmental laws and regulations may impose substantial costs on us, subject us to significant potential liabilities, and have an adverse effect on our capital expenditures, results of operations, and competitive position. Violations and liabilities with respect to these laws and regulations could result in significant administrative, civil, and criminal penalties, remedial clean-ups, natural resource damages, permit modifications and/or revocations, operational interruptions and/or shutdowns, and other liabilities, as well as reputational harm, including damage to our relationships with customers, suppliers, investors, governments and other stakeholders. The costs of remedying such conditions may be significant, and remediation obligations could adversely affect our business, results of operations, and financial condition. Federal, state, and local legislative bodies and agencies frequently revise environmental laws and regulations, and any changes in these regulations, or the interpretations thereof, could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations. As of the date of this Annual Report, other than with respect to the permitting activities of Carolina Lithium, we have not been required to spend material amounts on compliance regarding environmental regulations.
Permits
Obtaining and renewing governmental permits are complex and time-consuming processes and involves numerous jurisdictions, public hearings, and possibly costly undertakings. The timeliness and success of permitting efforts are contingent upon many variables not within our control, including the interpretation of permit approval requirements administered by the applicable permitting authority. We may not be able to obtain or renew permits that are necessary for our planned operations, or the cost and time required to obtain or renew such permits may exceed our expectations. Any unexpected delays or costs associated with the permitting process could delay the exploration, development and/or operation of our projects. For additional information, see Part I, Item 1A, “Risk Factors—We will be required to obtain governmental permits and approvals in order to conduct development and mining operations, a process that is often costly and time-consuming. There is no certainty that all necessary permits and approvals for our planned operations will be granted.”
Carolina Lithium
In November 2019, we were granted a CWA Section 404 Standard Individual Permit from the U.S. Army Corps of Engineers for our integrated Carolina Lithium project. We received an updated preliminary jurisdictional determination in March 2022 based on an updated footprint of the integrated site.
In July 2022, we received an updated CWA Section 401 Individual Water Quality Certificate from the NCDEQ Division of Water Resources for our Carolina Lithium project.
In August 2021, we submitted a mining permit application to the NCDEQ’s DEMLR. Since our submission, we have responded to a series of additional information requests made by DEMLR. In March 2024, we responded to the last round of DEMLR additional information requests which resulted in Piedmont’s application being approved with the final permit received in May 2024.
In September 2021, the Gaston County Board of Commissioners updated its Unified Development Ordinance which, in part, defines operational requirements for new mines and quarries in the county and provides the parameters for the requisite conditional district zoning.
We hold a Synthetic Minor Construction and Operation Permit issued by the NCDEQ’s Division of Air Quality for our property in Kings Mountain, North Carolina. In June 2022, we submitted an application to modify the active air permit to incorporate the use of Metso’s pressure leach technology; however, in March 2024, we withdrew the modification application and continue to hold the air permit in its original form. We currently intend to sell this property since it is not strategic for the development of the Carolina Lithium project.
In January 2022, we submitted a determination request to NCDEQ’s Division of Air Quality in connection with Carolina Lithium. In March 2022, we received a response to this request informing us that Carolina Lithium would require a Title V Permit. In August 2022, we submitted our Title V Permit application, which was deemed complete in February 2023 and is subject to ongoing review.
We previously worked with the NCDEQ Division of Water Resources on a National Pollutant Discharge Elimination System permit for the site; however, we recently pivoted toward pursuit of North Carolina General Stormwater permits instead. As a result, we have withdrawn our National Pollutant Discharge Elimination System permit applications and submitted applications required to obtain North Carolina General Stormwater permits for both the conversion plant as well as the mine and concentrator operations.

Exploration and evaluation activities for our Carolina Lithium project included drilling, which was authorized under a general stormwater permit initially approved in 2017 by the NCDEQ and updated in April 2019, October 2019, and June 2021. We have reclamation obligations under this permit requiring us to reclaim all disturbed drill pads and temporary roads to the approximate original contours, including the seeding of grass and straw to stabilize any disturbances. Generally, we are required to affect such reclamation within 14 days following drilling. We have concluded that this cost of reclamation obligations is immaterial.
We may be required to obtain additional permits and approvals for Carolina Lithium, including but not limited to, a municipal wastewater permit by the City of Gastonia Wastewater Treatment, a road abandonment approved by the NCDOT and Gaston County under North Carolina General Statute 136-63, an encroachment permit for an at-grade rail crossing issued by the NCDOT, various driveway permits issued by the NCDOT, a Gaston County Watershed Permit approved by the Gaston County Planning Department, various building permits approved by the Gaston County Planning Department, explosives permits approved by the U.S. Bureau of Alcohol, Tobacco, and Firearms, and hazardous chemical permits issued by Gaston County Fire Officials.
U.S. Federal Legal Framework
Carolina Lithium will be required to comply with applicable environmental protection laws and regulations and licensing and permitting requirements. The material environmental, health, and safety laws and regulations that we must comply with include, among others, the following U.S. federal laws and regulations:
•NEPA, which requires careful evaluation of the environmental impacts of mining and lithium manufacturing operations that require federal approvals;
•Clean Air Act and its amendments, which govern air emissions;
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
U.S. Foreign Corrupt Practices Act
The U.S. FCPA generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment and requires companies to maintain appropriate record-keeping and internal accounting practices to accurately reflect the transactions of the company. The FCPA applies to companies, individual directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for actions taken by agents or local partners or representatives. If we or our intermediaries fail to comply with the requirements of the FCPA or the anti-corruption laws of other countries, governmental authorities in the U.S. or other countries could seek to impose civil and criminal penalties, which could have a material adverse effect on our business.
Human Capital Management
Our employees are driven by our core values:
•Teamwork. We work collaboratively in a transparent manner with all stakeholders, and value different backgrounds, opinions, and ideas.
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
Employees
As of December 31, 2024, we had 23 employees, all of whom were located in the U.S. None of our employees are subject to any union or collective bargaining agreement. We believe that we have a good relationship with our employees.
Contractors
We rely on specialized skills and knowledge to be able to gather, interpret, and process geological and geophysical data; successfully permit, design, build, and operate production facilities; and engage in additional activities required as part of the mine-to-lithium hydroxide process. We have employed, and expect to continue to employ, a strategy of contracting consultants and other service providers who have specialized skills and knowledge to supplement the skills and knowledge of our permanent workforce to undertake our lithium operations effectively.
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
Community Involvement
We are committed to making a measurable impact in the communities in which we operate and have project investments through our charitable giving. For three years, Piedmont Lithium Foundation – Power for Life, Inc., has provided scholarships to science, technology, engineering and mathematics students and financial support to our schools and communities. We have devoted tremendous time and effort to engaging community stakeholders regarding Carolina Lithium.

Through in-person meetings, phone calls, social media, and information shared with the media via press releases and interviews, we work to keep the community residents and local businesses informed of our plans and activities. Our goal is to develop and maintain relationships with residents near the site of Carolina Lithium and communicate our commitment to responsibly developing one of the world’s most sustainable lithium hydroxide operations. Further, we are committed to working with our investment partners, Sayona Mining, Atlantic Lithium, and Vinland Lithium, all of whom have several mechanisms in place for engaging with local communities regarding their projects, including addressing concerns and sharing information about employment opportunities.
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
We released our inaugural sustainability report in June 2023, followed by our second sustainability report in 2024, affirming our commitment to being a responsible, respectful steward of the planet, people, and the communities where we plan to operate our wholly-owned project, Carolina Lithium. Copies of our sustainability reports can be found under the “Sustainability” tab of our website: www.piedmontlithium.com. The information on our website, including, without limitation, the information in our sustainability reports, should not be deemed incorporated by reference into this Annual Report or otherwise “filed” for purposes of Section 18 of the Exchange Act, as amended, or otherwise subject to the liabilities of that section.
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
Leadership and Compensation Committee
The primary purpose of our Leadership and Compensation Committee is to assist our Board in discharging its responsibilities related to the compensation of our executive officers and directors and overseeing the Company’s overall compensation philosophy, policies, and programs.
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
Transaction Committee
Our Transaction Committee was formed in 2024 to assist our Board in its consideration, review, evaluation, and negotiation of the Merger Agreement and to take any other actions necessary or desirable in connection with the Merger.
Corporate Information
Our principal executive offices are located at 42 E Catawba Street, Belmont, NC, 28012, and our telephone number is (704) 461-8000. We file electronically with the SEC our Annual Reports and any amendments thereto, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website at www.piedmontlithium.com, under “Investors,” free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports to the SEC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements that involve risks and uncertainties and includes statistical data, market data and other industry data and forecasts, which we obtained from market research, publicly available information and independent industry publications and reports that we believe to be reliable sources.
Certain information included or incorporated by reference in this Annual Report may be deemed to be “forward-looking statements” within the meaning of applicable securities laws. Such forward-looking statements concern our anticipated results and progress of our operations in future periods, planned exploration and development of our properties, and plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable, and assumptions of management. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “expect,” “estimate,” “may,” “might,” “will,” “could,” “can,” “shall,” “should,” “would,” “leading,” “objective,” “intend,” “contemplate,” “design,” “predict,” “potential,” “plan,” “target” and similar expressions are generally intended to identify forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements with respect to risks related to:
•our limited operating history in the lithium industry;
•our status as a development stage issuer, including our ability to identify lithium mineralization and achieve commercial lithium production;
•the proposed Merger with Sayona Mining;
•our reliance on the management teams of our equity method investments;
•mining, exploration and mine construction, if warranted, on our properties, including timing and uncertainties related to acquiring and maintaining mining, exploration, environmental and other licenses, permits, zoning, rezoning, access rights or approvals in Gaston County, North Carolina (including the Carolina Lithium project), the Provinces of Quebec and Newfoundland and Labrador, Canada and Ghana, West Africa as well as properties that we may acquire or obtain an equity interest in the future;
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
All forward-looking statements reflect our beliefs and assumptions based on information available at the time the assumption was made. These forward-looking statements are not based on historical facts but rather on management’s expectations regarding future activities, results of operations, performance, future capital and other expenditures, including the amount, nature and sources of funding thereof, competitive advantages, business prospects, and opportunities. By its nature, forward-looking information involves numerous assumptions, inherent risks and uncertainties, both general and specific, known and unknown, that contribute to the possibility that the predictions, forecasts, projections, or other forward-looking statements will not occur. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated, or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the securities laws of the U.S., we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this Annual Report by the foregoing cautionary statements.
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
On October 21, 2021, we announced an inaugural mineral resources estimate for our Carolina Lithium project. On December 14, 2021, we announced the completion of a DFS for our Carolina Lithium project, which included an initial estimation of mineral reserves. These estimates of mineral resources and mineral reserves are compatible with both S-K 1300 and JORC Code. A technical report summary with respect to our estimated mineral reserves was filed as an exhibit to our Transition Report on Form 10-KT for the period ending December 31, 2021. This technical report summary was amended to include certain information as required by S-K 1300. The amended technical report summary dated April 20, 2023, is included as Exhibit 96.1 and incorporated by reference to Exhibit 96.3 to our Annual Report on Form 10-K/A for the year ended December 31, 2022. Additionally, S-K 1300-compliant technical report summaries with respect to our estimated mineral resources and mineral reserves at NAL, and Authier, are attached as Exhibits 96.3 and 96.2 , respectively, of this Annual Report.
Item 1A.    RISK FACTORS.
You should carefully consider the risks, as described below, together with all the other information in this Annual Report. If any of the following risks occur, our business, financial condition, and results of operations could be seriously harmed, and you could lose all or part of your investment. Further, if we fail to meet the expectations of the public market in any given period, the market price of our common stock could decline. We operate in a competitive environment that involves significant risks and uncertainties, some of which are outside of our control. If any of these risks actually occurs, our business and financial condition could suffer, and the price of our stock could decline. We caution you that the risks, uncertainties and other factors referred to below and elsewhere in this Annual Report may not contain all the risks, uncertainties, and other factors that may affect our future results and operations. Our future results and operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present a material risk. It is not possible for our management to predict all risks.
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
Our ability to recover carrying values of our assets, acquire additional lithium projects, continue with exploration, development, commissioning, and mining, and manufacture lithium hydroxide ultimately depends on our ability to generate revenues, achieve and maintain profitability, and generate positive cash flow from our operations. The economic viability of our future mining activities has many risks and uncertainties, including, but not limited to:
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
We are concurrently overseeing the advancement of Carolina Lithium, which is in the development planning stage. Work to advance this project requires the dedication of considerable time and resources by us and our management team. The advancement of several major resource projects concurrently brings with it the associated risk of strains on managerial, human, and other resources. Our ability to successfully manage each of these processes will depend on a number of factors, including, but not limited to, our ability to manage competing demands on time and other resources, financial or otherwise, and successfully retain personnel and recruit new personnel to support our growth and the advancement of our projects.
Our plan is to produce battery-grade lithium hydroxide from spodumene concentrate at Carolina Lithium using the innovative Metso pressure leach technology as well as a number of processes commonly used in the lithium industry today. We may encounter difficulties or unforeseen expenditures in integrating new, unproven technologies.
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
On August 30, 2024, we entered into an amended offtake agreement with Tesla, Inc. to provide spodumene concentrate from NAL in Quebec. The agreement commits us to sell 125,000 dmt of spodumene concentrate from our offtake agreement with Sayona Quebec. The term of the agreement runs through September 2026, and pricing is determined by a market-based mechanism. The initial term can be extended for an additional three years upon mutual agreement.
On February 16, 2023, we entered into a spodumene concentrate offtake agreement with LG Chem, which commits us to sell 200,000 dmt of spodumene concentrate from our offtake agreement with Sayona Quebec. The term of the agreement ends in the second quarter of 2028 or upon Piedmont delivering 200,000 dmt of spodumene concentrate. Pricing is determined by a market-based mechanism.
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
We may continue to incur operating and investing net cash outflows associated with, but not limited to, maintaining and acquiring exploration properties, undertaking ongoing exploration activities, the development of our planned projects, and our funding obligations to develop the assets of our joint ventures with Sayona Mining, including NAL, and Atlantic Lithium’s Ewoyaa project. As a result, we rely on access to capital markets as a source of funding for our capital and operating requirements. We will require additional capital to meet our liquidity needs related to expenses for our various corporate activities, including costs related to our status as a publicly traded company, funding of our ongoing operations, exploring and defining lithium mineralization, and establishing any future mining or lithium manufacturing operations. We cannot assure you that such additional funding will be available to us on satisfactory terms, or at all.
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
We have a universal shelf registration statement on file with the SEC to provide us with capacity to publicly offer common stock, preferred stock, warrants, debt, convertible or exchangeable securities, depositary shares, or units, or any combination thereof. We may, from time to time, raise capital under our shelf registration statement in amounts, at prices, and on terms to be announced when and if any securities are offered. As of December 31, 2024, we had $500.0 million remaining under our shelf registration statement, which expires on September 26, 2027.
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
Some of our directors and officers currently serve as directors and officers of other companies involved in natural resource exploration, development, and production, and any of our directors and officers may serve in such positions in the future. As of the date of this Annual Report, none of our directors or officers serves as an officer or director of a lithium exploration, development, or producing company nor possess a conflict of interests with our business, other than as follows: (i) pursuant to our agreements related to our Sayona Mining investment, Keith Phillips, our President and Chief Executive Officer, was appointed as a board member of Sayona Quebec, and (ii) pursuant to our agreements related to our Vinland Lithium investment, Mr. Czachor was appointed as a board member of Vinland Lithium. However, there exists the possibility that they may be in a position of conflict of interest in the future. Any decision made by such persons involving us will be made in accordance with their duties and obligations to deal fairly and in good faith with us and such other companies. In addition, any such directors and officers will declare, and refrain from voting on, any matter in which such directors and officers may have a material interest.
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
We previously received a conditional invitation from the DOE to due diligence for an ATVM loan for our Carolina Lithium project. As our Carolina Lithium project has not yet met the conditional criteria for the Loan Programs Office to start due diligence, we withdrew our application in 2023 with the intention to resubmit an application at a future date and remain in the pre-application stage of the ATVM loan process. If and when we submit an application for an ATVM loan, the Loan Programs Office must make a finding that Carolina Lithium is eligible and meets the viability thresholds specified under law. Thereafter, our application becomes subject to both preliminary and advanced-stage due diligence and the negotiation of preliminary terms and conditions. Should the Loan Programs Office issue a conditional commitment letter for either project, and should we satisfy all conditions precedent and requirements specified in the letter, we would become eligible to enter into a final loan agreement. Upon closing, the loan would remain subject to certain restrictive covenants and financial reporting requirements set forth in the final loan agreement. As a result, there can be no assurance that we will secure such loan from the DOE for the project within the expected timeframe, on terms that are acceptable to the Company, or at all.
We are dependent on a limited number of customers, which makes us vulnerable to the continued relationship with and financial health of those customers.
Four customers have accounted for 100% of our revenue as of the date of this Annual Report. Our future prospects may depend on the continued business of a limited number of key customers and on our continued status as a qualified supplier to such customers. We cannot guarantee that these key customers will continue to buy products from us at current levels. The loss of a key customer could have a material adverse effect on our business, financial condition, and results of operations.
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
Risks Related to the Merger Agreement
The completion of the Merger Agreement is subject to a number of conditions and the Merger Agreement may be terminated in accordance with its terms. As a result, the timing surrounding the closing of the Merger Agreement is uncertain and there is risk that the Merger may not be completed.
The completion of the Merger is subject to the satisfaction or waiver of a number of conditions as set forth in the Merger Agreement, including, among others: (1) requisite approvals of Piedmont’s stockholders and Sayona’s shareholders of the Merger Agreement, (2) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), (3) the absence of certain enumerated legal impediments to the consummation of the Merger, (4) effectiveness of the registration statement for the Sayona Mining Ordinary Shares and Sayona Mining ADSs to be issued as consideration in the Merger and the related Form F-6, (5) the authorization to list the Sayona Mining ADSs and Sayona Mining Ordinary Shares issuable pursuant to the Merger Agreement on the Nasdaq and the ASX, respectively, (6) required approvals from ASX and the Australian Securities and Investments Commission, (7) the representations and warranties of each of Piedmont and Sayona Mining being true and correct to the extent required by, and subject to the applicable materiality standards set forth in, the Merger Agreement; each of Piedmont, Sayona Mining and the other parties to the Merger Agreement having in all material respects performed the obligations and complied with the covenants required to be performed or complied with by it under the Merger Agreement, and (8) there having been no material adverse effect (as defined in the Merger Agreement) with respect to Piedmont or Sayona Mining. The timing surrounding whether these conditions will be satisfied or waived, if at all, is uncertain. Additionally, other events could intervene to delay or result in the failure to close the Merger.

If completion of the Merger has not occurred by September 30, 2025, either Piedmont or Sayona Mining may choose to terminate the Merger Agreement. However, this right to terminate the Merger Agreement will not be available to Piedmont or Sayona Mining if such party has failed to fulfill any material covenant or agreement under the Merger Agreement and such failure has been the cause of, materially contributed to, or resulted in the failure of the Merger to occur on or before such date. Piedmont or Sayona Mining may elect to terminate the Merger Agreement in certain other circumstances, including if the Sayona Mining shareholders or Piedmont’s stockholders fail to approve the Merger at the respective shareholder meetings, and Piedmont and Sayona Mining can mutually decide to terminate the Merger Agreement at any time prior to the effective time of the Merger, before or after the required approval by the Sayona Mining shareholders or Piedmont stockholders.
The completion of the Merger is subject to risks and uncertainties surrounding conditions that may be imposed by regulatory or governmental entities which may reduce the anticipated benefits of the Merger or could prevent the closing of the Merger entirely.
Regulatory and governmental entities may impose conditions on the granting of consents required in connection with the Merger. The conditions imposed by regulatory and governmental entities on the granting of authorizations, consents, orders and approvals may require divestitures of certain divisions, operations or assets of Piedmont or Sayona Mining and may impose costs, limitations or other restrictions on business conduct. Under the Merger Agreement, each of Piedmont and Sayona Mining has agreed to use reasonable best efforts to take, or cause to be taken, all actions and to do, or cause to be done, and to assist and cooperate with the other in doing, all things necessary, proper or advisable to consummate and make effective, in the most expeditious manner reasonably practicable, the Merger. However, neither party shall be required to become subject to, consent to, or offer or agree to, or otherwise take any action with respect to, any requirement, condition, limitation, understanding, agreement or order to (1) sell or otherwise dispose of, or hold separate and agree to sell or otherwise dispose of, assets, categories of assets or businesses of Piedmont or Sayona Mining, (2) terminate, modify or extend any existing relationships and contractual rights and obligations of Piedmont, Sayona Mining or their respective subsidiaries, (3) terminate any relevant venture or other arrangement, (4) effectuate any other change or restructuring of Piedmont, Sayona Mining or their respective subsidiaries (and, in each case, to enter into agreements or stipulate to the entry of an order or file appropriate applications with any governmental entity), or (5) litigate (or defend) against any administrative or judicial action or proceeding (including any proceeding seeking a temporary restraining order or preliminary injunction) challenging any of the transactions contemplated by the Merger Agreement as violative of any applicable national security law.
Compliance with any conditions imposed by regulatory and governmental entities may reduce the anticipated benefits of the Merger, which could also have an adverse effect on the business, cash flows and results of operations, and neither Piedmont nor Sayona Mining can predict what, if any, changes may be required by regulatory or governmental authorities whose consents, orders or approvals are required.
The termination of the Merger Agreement could negatively impact us and, in certain circumstances, could require us to pay a termination fee to Sayona.
If the Merger Agreement is terminated in accordance with its terms and the Merger is not completed, our ongoing business may be adversely affected by a variety of factors, including the failure to pursue other beneficial opportunities during the pendency of the Merger, the failure to obtain the anticipated benefits of completing the Merger, the payment of certain costs relating to the Merger and the focus of our management on the Merger for an extended period of time rather than on ongoing business matters or other opportunities or issues. Our stock price may fall as a result of any such termination, to the extent that the current price of our shares reflects a market assumption that the Merger will be completed (although this is difficult to predict with any certainty). In addition, the failure to complete the Merger may result in negative publicity or a negative impression of Piedmont in the investment community and may affect our relationship with employees, customers, suppliers, vendors and other partners.
We may be required to pay Sayona Mining a termination fee equal to $2.62 million if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement relating to, among other things, if Piedmont’s Board changes its recommendation that Piedmont stockholders vote in favor of the Merger or if there is a willful and material breach of certain provisions of the Merger Agreement by Piedmont.
Further, Piedmont will also be required to pay Sayona Mining the $2.62 million termination fee if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement after we receive a competing transaction proposal, and, within twelve months after the date of termination, we enter into a definitive agreement with respect to or consummate the competing transaction proposal. If the Merger Agreement is terminated and we determine to seek another business combination or strategic opportunity, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

The pendency of the Merger could adversely affect our and Sayona Mining’s respective business, results of operations, and financial condition.
The pendency of the Merger could cause disruptions in and create uncertainty surrounding Piedmont’s and Sayona Mining’s respective businesses, including by affecting relationships with Piedmont’s and Sayona Mining’s respective existing and future customers, suppliers, vendors, partners, and employees, and Piedmont’s and Sayona Mining’s respective standing with local communities, regulators, and other government officials. This could have an adverse effect on Piedmont’s and Sayona Mining’s respective businesses, results of operations and financial condition, as well as the market prices of Piedmont’s shares and Sayona Mining’s shares, regardless of whether the Merger is completed. In particular, Piedmont and Sayona Mining could potentially lose important personnel who decide to pursue other opportunities as a result of the Merger. Any adverse effect could be exacerbated by a prolonged delay in completing the Merger. Piedmont and Sayona Mining could also potentially lose customers, suppliers or vendors, existing customers, suppliers or vendors may seek to change their existing business relationships or renegotiate their contracts with Piedmont or Sayona Mining or defer decisions concerning Piedmont or Sayona Mining and potential customers, suppliers, or vendors could defer entering into contracts with Piedmont or Sayona Mining, each as a result of uncertainty relating to the Merger. In addition, in an effort to complete the Merger, Piedmont and Sayona Mining have expended, and will continue to expend, significant management resources on matters relating to the Merger, which are being diverted from Piedmont’s and Sayona Mining’s day-to-day operations, and significant demands are being, and will continue to be, placed on the managerial, operational and financial personnel and systems of Piedmont and Sayona Mining in connection with efforts to complete the Merger.
While the Merger Agreement is in effect, Piedmont and Sayona Mining are subject to restrictions on their conduct and business activities, which could adversely affect both companies’ business, financial results, financial condition or share price.
Under the Merger Agreement, each of Piedmont and Sayona Mining is subject to a range of restrictions on the conduct of its respective business and generally must operate its business in the ordinary course of business consistent with past practice prior to completing the Merger. These restrictions may constrain Piedmont’s and Sayona Mining’s ability to pursue certain business strategies. The restrictions may also prevent Piedmont and Sayona Mining from pursuing otherwise attractive business opportunities, making acquisitions and investments or making other changes to our and its respective businesses prior to the completion of the Merger or the termination of the Merger Agreement. Any such lost opportunities may reduce either or both companies’ competitiveness or efficiency and could lead to an adverse effect on their respective business, financial results, financial condition or share prices.
The Merger Agreement contains restrictions on our ability to pursue alternatives to the Merger, which may limit the value that our stockholders could receive from a transaction.
The Merger Agreement generally prohibits us, subject to certain exceptions, from initiating, soliciting, proposing, knowingly encouraging or otherwise knowingly facilitating any inquiries or the making of any proposal or offer that constitute or would reasonably be expected to lead to any competing transaction proposal. Further, subject to limited exceptions and consistent with applicable law, the Merger Agreement prohibits our Board from changing, withholding, withdrawing, qualifying or modifying, in a manner adverse to Sayona Mining, its recommendation that our stockholders approve the Merger and, in specified circumstances, Sayona Mining has a right to negotiate with us in order to match any competing transaction proposal that may be made. Although our Board is permitted to take certain actions in response to a superior transaction proposal or a competing transaction proposal that would reasonably be expected to result in a superior transaction proposal if it determines that the failure to do so would likely breach its statutory or fiduciary duties under applicable law, in specified situations, we may still be required to pay to Sayona Mining a termination fee of $2.62 million. These provisions may limit our ability to pursue offers from third parties that could result in greater value to our stockholders than they would receive in the Merger. The $2.62 million termination fee may also discourage third parties from pursuing an acquisition proposal with respect to Piedmont.
Piedmont and Sayona Mining may be targets of shareholder class actions or derivative actions, which could result in substantial costs and may delay or prevent the Merger from being completed.
Shareholder class action lawsuits or derivative lawsuits are often brought against companies that have entered into transaction agreements. Such litigation can be costly and time consuming and can create uncertainty. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Merger, then that injunction may delay or prevent the Merger from being completed. One of the conditions to consummating the Merger is that no governmental entity has issued any order, decree, ruling, injunction or other action that is in effect (whether temporary, preliminary or permanent) restraining, enjoining or otherwise prohibiting the consummation of the Merger. Consequently, if a party secures injunctive or other relief prohibiting, delaying or otherwise adversely affecting Piedmont’s or Sayona Mining’s ability to complete the Merger on the terms contemplated by the Merger Agreement, then such law or injunctive or other relief may prevent consummation of the Merger in a timely manner or at all. These lawsuits also have the potential to negatively impact Piedmont’s or Sayona Mining’s reputation.

The combined company may not realize all of the anticipated benefits of the Merger.
The combined company may not realize all of the anticipated benefits of the transaction. There is a risk that some or all of the expected benefits of the transaction may fail to materialize, or may not occur within the time periods anticipated by Sayona and Piedmont. The realization of such benefits may be affected by a number of factors, many of which are beyond the control of Sayona and Piedmont. The challenge of integrating previously independent businesses makes evaluating the business and future financial prospects of the combined company following the transaction difficult. Piedmont and Sayona have operated and, until completion of the transaction, will continue to operate, independently. The success of the transaction, including anticipated benefits and cost savings, will depend, in part, on the ability to successfully integrate the operations of both companies in a manner that results in various benefits, including, among other things, the expected optimization of NAL, currently owned 75% by Sayona and 25% by Piedmont, through consolidated offtake economics, complimentary technical capabilities, and material logistics, procurement and marketing synergies with aligned economic interests in pursuing NAL brownfield expansion. The past financial performance of each of Piedmont and Sayona may not be indicative of the future financial performance of the combined company. Piedmont and Sayona have incurred significant financial services, accounting, tax and legal fees in connection with the process of negotiating and evaluating the terms of the transaction. Additional significant unanticipated costs may be incurred in the course of coordinating the businesses of Piedmont and Sayona after completion of the transaction. Even if the transaction is not completed, Piedmont and Sayona will need to pay certain costs relating to the transaction incurred prior to the date the transaction was abandoned, such as financial advisory, accounting, tax, legal, filing and printing fees. Such costs may be significant and could have an adverse effect on the parties’ future results of operations.
Piedmont and Sayona Mining may have difficulty attracting, motivating and retaining executives and other employees in light of the Merger.
Uncertainty about the effect of the Merger on current Piedmont employees and/or Sayona Mining employees may have an adverse effect on the combined company. This uncertainty may impair Piedmont’s ability to attract, retain and motivate personnel until the Merger is completed. Employee retention may be particularly challenging during the pendency of the Merger, as employees may feel uncertain about their future roles with Piedmont after their combination. If large numbers of employees, or a concentration of critical employees of Piedmont, depart because of issues relating to the uncertainty or perceived difficulties of integration or a desire not to become employees of the combined company after the Merger, Piedmont’s ability to realize the anticipated benefits of the Merger could be reduced.
Piedmont will incur significant costs related to the Merger that could have a material adverse effect on its liquidity, cash flows and operating results.
Piedmont expects to incur significant one-time costs in connection with the Merger. These costs have been, and will continue to be, substantial and, in many cases, will be borne by Piedmont whether or not the Merger is completed. A substantial majority of these one-time costs will be transaction-related fees and expenses and include, among others, fees paid to financial, legal, accounting and other professional fees and transition and pre-Merger integration planning-related expenses. While Piedmont expects to be able to fund these one-time costs using existing cash, these costs will negatively impact Piedmont’s liquidity, cash flows and results of operations in the periods in which they are incurred.
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

For example, in addition to the permits that we have been issued to date, we are required to obtain other permits and approvals before construction or operations of Carolina Lithium, including approvals related to rezoning, mining, mineral concentration, and chemical manufacturing. Such permits include an air permit that would be issued by the Division of Air Quality and rezoning that would be approved by the Gaston County Board of Commissioners. The following permits have been submitted for Carolina Lithium: (i) Prevention of Significant Deterioration Title V Air Permit to the Division of Air Quality on August 31, 2022, and (ii) North Carolina General Stormwater permits for both the conversion plant as well as the mine and concentrator operations.
Private parties frequently attempt to intervene in the permitting process to persuade regulators to deny necessary permits or seek to overturn permits that have been issued. For example, on June 6, 2024, four petitioners with residential or business properties near our permitted Carolina Lithium project filed a Petition for a Contested Case Hearing with the North Carolina Office of Administrative Hearings, challenging DEMLR’s issuance of our mining permit for Carolina Lithium. While the four petitioners voluntarily dismissed without prejudice all claims asserted under their petition on February 3, 2025, we cannot guarantee the petitioners will not attempt to refile the petition in the future. For more information, see Note 19—Commitments and Contingencies. Third-party actions like these can materially increase the costs, cause delays in the permitting process, and could cause us to not proceed with the development or operation of a property. Our ability to successfully obtain key permits and approvals to explore for, develop, operate, and expand operations will likely depend on our ability to undertake such activities in a manner consistent with the creation of social and economic benefits in the surrounding communities, which may or may not be required by law. Our ability to obtain permits and approvals and to successfully operate in particular communities may be adversely affected by real or perceived detrimental events associated with our activities.
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
The market price of our common stock may be highly volatile and subject to wide fluctuations. For instance, from January 1, 2024, through February 15, 2025, the closing price of our common stock on Nasdaq ranged from as high as $27.88 to as low as $6.58. In addition, the trading volume of our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares of our common stock at or above the purchase price, if at all. We cannot assure you that the market price of our common stock will not fluctuate or significantly decline in the future.
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
•conditions in the financial markets or changes in general economic and political conditions and events, including repercussions from the wars in Ukraine and the Middle East;
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
Our common stock is publicly traded on the ASX in the form of CDIs. As a result, we must comply with the ASX Listing Rules. We have policies and procedures that we believe are designed to provide reasonable assurance of our compliance with the ASX Listing Rules. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent non-compliance, we could be subject to liability, fines, and lawsuits. These laws, regulations, and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased selling, general and administrative expenses, and a diversion of management’s time and attention from growth and revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations, and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for any complaint asserting any internal corporate claims (including claims in the right of the Company that are based upon a violation of a duty by a current or former director, officer, employee, or stockholder in such capacity, or as to which the Delaware General Corporation Law confers jurisdiction upon the Court of Chancery) or a cause of action arising under the Securities Act. This provision shall not apply to suits brought to enforce a duty or liability created by the Exchange Act. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. If a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
We do not anticipate paying dividends in the foreseeable future.
We have not declared any dividends during the years ended December 31, 2024, or 2023, and do not anticipate that we will do so in the foreseeable future. We currently intend to retain future earnings, if any, to finance the development of our business. Dividends, if any, on our outstanding shares of common stock will be declared by and subject to the discretion of the Board on the basis of our earnings, financial requirements, and other relevant factors. As a result, a return on your investment will only occur if our common stock price appreciates. We cannot assure you that our common stock will appreciate in value or even maintain the price at which you purchase shares of our common stock. You may not realize a return on your investment in our common stock, and you may even lose your entire investment in our common stock. Therefore, you should not rely on an investment in our common stock as a source for any future dividend income.
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

Item 2.    PROPERTIES.
We lease our corporate headquarters in Belmont, North Carolina and lease additional office space in Cherryville, North Carolina. We own and lease properties in Gaston and Cleveland Counties in North Carolina, primarily for the principal use of current development activities for Carolina Lithium. We expect to further our principal use to include mining, development and production of lithium hydroxide and other lithium products and byproducts.
In October 2023, we purchased a 132-acre disposal facility adjacent to the previously proposed Tennessee Lithium plant site for the placement of inert tailings produced as part of the innovative alkaline pressure leach process. We currently hold a Solid Waste Disposal Permit for this disposal facility.
Mineral Properties
The below table discloses, as of December 31, 2024, our relevant mineral properties categorized as wholly-owned and owned through direct investment. We classify our mineral properties into three categories: “Production Properties,” “Development Properties,” and “Exploration Properties.” Production Properties are properties with material extraction of mineral reserves. Development Properties are properties that have mineral reserves disclosed but no material extraction. Exploration Properties are properties that have no mineral reserves disclosed. We currently categorize both Carolina Lithium and NAL as material individual properties under S-K 1300 and provide additional details accordingly under “Material Individual Properties.”

	Property	Location	Effective Ownership at 12/31/2024	Mineral/Extraction Type	Operator	Stage
Wholly-owned	Carolina Lithium	North Carolina	100%	Lithium/ Hard rock	Piedmont Lithium Inc.	Development
Effective Ownership Through Direct Investment	NAL (1)	Quebec	25%	Lithium/ Hard rock	Sayona Quebec	Production
	Authier (1)	Quebec	25%	Lithium/ Hard rock	Sayona Quebec	Development
	Tansim (1)	Quebec	25%	Lithium/ Hard rock	Sayona Quebec	Exploration
	Vallée (1)	Quebec	25%	Lithium/ Hard rock	Sayona Quebec	Exploration
	Killick Lithium (2)	Newfoundland	20%	Lithium/ Hard rock	Sokoman Minerals and Benton Resources	Exploration
	Ewoyaa(3)	Ghana	5%	Lithium/ Hard rock	Atlantic Lithium	Development
__________________________
(1)As of December 31, 2024, we owned an equity interest of 25% interest in Sayona Quebec. Sayona Quebec owns 100% of NAL, Authier, Tansim, and Vallée. The effective ownership displayed regarding Vallée does not include our interest in the property claims being jointly developed with Jourdan Resources Inc.
(2)As of December 31, 2024, we owned an equity interest of 19.9% in Vinland Lithium. Vinland Lithium owns a 100% interest in Killick Lithium. We have entered into an earn-in agreement with Vinland Lithium to acquire up to a 62.5% equity interest in Killick Lithium through staged-investments. As of December 31, 2024, we have not earned any additional interest in the Killick Lithium. Accordingly, our effective ownership in Killick Lithium is 19.9%. For additional information, please refer to “Equity Method Investment Projects - Vinland Lithium” below in this Item 2.
(3)As of December 31, 2024, we owned an equity interest of approximately 5% in Atlantic Lithium. Atlantic Lithium owns a 100% ownership in Atlantic Lithium Ghana, which owns the Ewoyaa project. In August 2021, we entered into a project agreement with Atlantic Lithium, whereby we can acquire a 50% equity interest in Atlantic Lithium Ghana. In August 2023, we made the election to receive our initial 22.5% equity interest in Atlantic Lithium Ghana and currently await regulatory approvals of our ownership. Accordingly, as of the December 31, 2024, our effective ownership of the Ewoyaa project remained at approximately 5%. For additional information, please refer to “Ghana - Ewoyaa Lithium Project” below in this Item 2.

Production Table
Our aggregate annual production, for the most recent three years, is shown in the table below.

	Years Ended December 31,
Lithium metal (1) (metric tons)	2024(2)	2023(3)	2022
NAL	1,230	856	—
__________________________
(1)Lithium production shows as lithium metal. Conversion to LCE is 0.1878 metric ton of lithium metal to 1 metric ton of LCE.
(2)As of December 31, 2024, through our ownership in Sayona Quebec joint venture, we owned 25% of NAL. We are therefore reporting 25% of NAL’s production.
(3)As of December 31, 2023, through our ownership in Sayona Mining and Sayona Quebec joint venture, we owned 34% of NAL. We are therefore reporting 34% of NAL’s production.
Summary Resources Table
The following table provides a summary of our mineral resources, exclusive of reserves as of December 31, 2024. Where applicable, the amounts represent our attributable portion based on ownership percentages previously noted. The relevant technical information supporting mineral resources for each material property is included in the “Material Individual Properties” section below. Relevant technical information supporting mineral resources for our non-material property Authier is included under the “Authier” section below and in the technical report summary attached as Exhibit 96.2 to this Annual Report.

	Measured Mineral Resources		Indicated Mineral Resources		Measured & Indicated Mineral Resources		Inferred Mineral Resources
(amounts in millions of metric tons)	Amount	Grade (Li2O%)	Amount	Grade (Li2O%)	Amount	Grade (Li2O%)	Amount	Grade (Li2O%)
Lithium - Hard Rock: North America
Carolina Lithium(1)	—	—	9.96	1.14	9.96	1.14	15.93	1.02
NAL (2)	0.18	1.00	1.63	1.15	1.83	1.14	8.25	1.23
Authier (3)	0.06	0.80	0.80	0.98	0.85	0.96	1.59	0.98
__________________________
(1)Lithium resources at Carolina Lithium at an effective date of December 31, 2021 were estimated at a spodumene concentrate price of $1,893 per dmt.
(2)As of December 31, 2024, we owned 25% of NAL through ownership in Sayona Quebec. We are therefore reporting 25% of NAL’s mineral resources. Lithium resources at NAL at an effective date of June 30, 2024 were estimated at a spodumene concentrate price of $1,273 per dmt.
(3)As of December 31, 2024, we owned 25% of Authier through ownership in Sayona Quebec. We are therefore reporting 25% of Authier’s mineral resources. Lithium resources at Authier at effective date of June 30, 2024 were estimated at a spodumene concentrate price of CAD$977 per dmt.

Summary Reserves Table
The following table provides a summary of our mineral reserves as of December 31, 2024. Where applicable, the amounts represent our attributable portion based on ownership percentages previously noted. The relevant technical information supporting mineral reserves for each material property is included in the “Material Individual Properties” section below. Relevant technical information supporting mineral reserves for our non-material property Authier is included under the “Authier” section below and in the technical report summary attached as Exhibit 96.2 to this Annual Report.

	Proven Mineral Reserves		Probable Mineral Reserves		Total Mineral Reserves
(amounts in millions of metric tons)	Amount	Grade (Li2O%)	Amount	Grade (Li2O%)	Amount	Grade (Li2O%)
Lithium - Hard Rock: North America
Carolina Lithium (1)	—	—	18.26	1.10	18.26	1.10
NAL (2)	0.05	1.40	4.90	1.08	4.95	1.08
Authier (3)	1.55	0.93	1.28	1.00	2.80	0.96
__________________________
(1)Lithium reserves at Carolina Lithium at an effective date of October 20, 2021 were estimated at a spodumene concentrate price of $1,893 per dmt.
(2)As of December 31, 2024, we owned 25% of NAL through ownership in Sayona Quebec. We are therefore reporting 25% of NAL’s mineral reserves. Lithium reserves at NAL at an effective date of June 30, 2024 were estimated at a spodumene concentrate price of $1,352 per dmt.
(3)As of December 31, 2024, we owned 25% of Authier through ownership in Sayona Quebec. We are therefore reporting 25% of Authier’s mineral reserves. Lithium reserves at Authier at effective date of June 30, 2024 were estimated at transfer price of CAD$120 per dmt for run-of-mine ore between the Authier Project and NAL.
Equity Method Investment Projects
Sayona Quebec
As of December 31, 2024, we owned a 25% equity interest in Sayona Quebec. Sayona Quebec owns the now-producing NAL, the Authier Lithium project, and the Tansim Lithium project. Additionally, in November of 2022, Sayona Quebec, through NAL, entered into an acquisition and earn-in agreement with Jourdan Resources Inc. to purchase 20 claims of Vallée and to earn up to a 51% equity interest in the remaining 28 claims. As part of the agreement, NAL became a 9.99% equity holder of Jourdan Resources Inc.
Through our strategic partnership, Sayona Quebec is prioritizing the manufacturing of lithium products in Quebec and capitalizing on Quebec’s competitive advantages, which include access to skilled labor, strong infrastructure, governmental mining support and zero-carbon, low-cost hydropower. As of December 31, 2024, our investments in Sayona Quebec totaled $70.2 million.
Revenue and expenses of Sayona Quebec are not consolidated into our financial statements; rather, our proportionate share of the income or loss is reported as “(Loss) income from equity method investments” in our consolidated statements of operations.
Offtake Agreement
In January 2021, we entered into a long-term offtake agreement with Sayona Quebec. Under the terms of the offtake supply agreement, Sayona Quebec will supply Piedmont Lithium the greater of 113,000 dmt per year or 50% of Sayona Quebec’s spodumene concentrate production from the combination of NAL and the Authier project. Under the agreement, spodumene concentrate is priced on a market price basis with a floor price of $500 per dmt and a ceiling price of $900 per dmt for SC6.
Vinland Lithium
As of December 31, 2024, we owned an equity interest of approximately 19.9% in Vinland Lithium, which is a Canadian-based entity which owns Killick Lithium, the owner of a large exploration property prospective for lithium located in southern Newfoundland, Canada. As of December 31, 2024, we have invested $1.5 million in Vinland Lithium.
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
Equity Method Investment Properties
The information below specific to each property is derived from information publicly disclosed by each such investee company. Additionally, the disclosed mineral reserves estimates and mineral resources estimates of NAL and Authier are presented according to the following principals.
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
Proven and probable mineral reserves are based on extensive drilling, sampling, mine modeling, and metallurgical testing from which we determined economic feasibility. The reference point for mineral reserves is the undiluted ore, excluding dilution material, delivered to our spodumene concentrator. The price sensitivity of mineral reserves depends upon several factors including grade, metallurgical recovery, operating cost, and waste-to-ore ratio. Each respective mineral reserves table in this Item 2 lists the estimated metallurgical recovery rate of spodumene concentrate. The cut-off grade, or lowest grade of mineralization considered economic to process, depends upon prevailing economic conditions, estimated mineability of our deposit, and amenability of the mineral reserve to spodumene concentration.
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
Figure 1
North American Lithium
For a full discussion on NAL, please refer to “Material Individual Property - NAL,” provided below.

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
Figure 2
The spodumene-bearing pegmatite is principally defined by one single continuous intrusion, or dyke, that contains local rafts, or xenoliths, of the amphibolitic host rock, which are approximately 10 feet thick and up to 656 feet in length at shallow levels within the western zone. The main pegmatite outcrops in a small, 164 feet by 65 feet, area at the central-eastern sector that orients east-west and is mostly covered by up to 32 feet of overburden. Based on the information gathered from the drilling, the pegmatite intrusion is more than 3,608 feet in length and can be up to 196 feet thick. The intrusion is generally oriented east-west, dips to the north at angles ranging between 35° and 50° and reaches depths of up to 885 feet below surface in drilling to date.
A second spodumene-bearing pegmatite, not visible from the surface, was intersected by diamond hole AL-16-10 at shallow levels, between 49 feet and 72 feet downhole depth, approximately 1,312 feet north of the main pegmatite. Follow-up drilling in early 2017 and 2018 outlined this new body, the Authier North pegmatite, which has a strike extension of 1,640 feet east-west, 22 feet average width, gently dipping 15 degrees to the north. The Authier North pegmatite appears at shallow levels, 49 feet to 82 feet vertical depth, and is open in all directions.
Authier has been subject to more than 19 miles of exploration drilling. Between 2010 and 2012, Glen Eagle, the previous tenement holder, completed approximately 6 miles of diamond drilling in 69 diamond drill holes of which 5 miles were drilled on the Authier deposit; 1,998 feet (five diamond drill holes) were drilled on the northwest and 1,384 feet on the south-southwest of the property. Sayona Quebec completed four phases of drilling totaling more than 8.7 miles in 94 diamond drill holes. All the holes completed by Sayona Quebec have used standard diamond drill hole diameter size, using a standard tube and bit.
Sayona Quebec continues to closely engage with all stakeholders concerning Authier’s development by, among other things, holding information sessions and consultations with local municipalities, landowners, First Nations communities, nongovernmental organizations and other stakeholders.

Environmental baseline studies including literature review, field works and laboratory analysis have been undertaken on the Authier project in 2012, and again from 2017 to 2022 by Sayona Quebec and the previous project owner. Sayona Quebec has progressed environmental studies on the project in accordance with Quebec’s regulatory requirements. In 2023, the Government of Quebec agreed with Sayona Quebec’s request to voluntarily submit the Authier project to the Quebec BAPE process. In line with its commitment to transparency and collaboration, Sayona’s request will allow citizens to get involved in the project’s development. The BAPE’s mission is to inform government decision-making by issuing findings and opinions that account for the public’s concerns and are based on the principles of the Sustainable Development Act.
A technical report summary with respect to our estimated resources and reserves at Authier is filed as an exhibit to this Annual Report as Exhibit 96.2. The “Summary Resources Table and Summary Reserves Table” located above in this Item 2 reflect only those resources and reserves attributable to our ownership or economic interest as of December 31, 2024, and such reported resources and reserves have been prepared in accordance with S-K 1300.
The following table details measured, indicated and inferred resources which have been prepared in accordance with S-K 1300 and are solely attributable to our ownership or economic interest as of December 31, 2024.

Authier Mineral Resource Statement at Effective Date of June 30, 2024, based on a Spodumene Concentrate Price of $977 per metric ton; Exclusive of Mineral Reserves and Attributable to Piedmont’s Economic Interest

Mineral Resources Category	Ore (MT)(1)	Grade (Li2O%)	Li2O (metric tons)	LCE (metric tons)	Cut-Off Grade (% Li2O)	Metallurgical Recovery (%)
Measured	0.06	0.80	460	1,138	0.55	78.0
Indicated	0.80	0.98	7,791	19,267	0.55	78.0
Measured + Indicated	0.85	0.96	8,160	20,180	0.55	78.0
Inferred	1.59	0.98	15,558	38,474	0.55	78.0
__________________________
(1)     Mineral resources are 100% attributable to the property. Values shown in the table are based on Piedmont Lithium’s economic interest in the mineral resource. Piedmont Lithium had a 25% economic interest in the Authier project as of December 31, 2024.
Mineral Reserves
Probable mineral reserves have been estimated and based on the consideration of pertinent modifying factors, inclusive of geological, environmental, regulatory and legal factors, in converting a portion of the mineral resources to mineral reserves. A cutoff grade of 0.55% Li2O based on metallurgical recovery limitations was used in creation of the block model. An open pit mining method was selected due to the depth of the ore body. No other mining method was evaluated as part of the mineral reserves estimation. Mine design parameters include an overburden berm width of less than 1 foot, overburden bench face angle of 14 degrees, and a setback at the overburden fresh rock contact of 33 feet. Mine design parameters additionally include 20 foot bench heights, berm widths of 27 feet, inter ramp angles ranging from 156 to 189 feet and bench face angles ranging from 65 to 80 degrees. The single lane ramp width is 56 feet with the dual lane ramp measuring 76 feet with a maximum ramp grade of 10%. Mining ore losses have been estimated at 2.3%, and mine dilution of approximately 9%. To account for additional operational errors and re-handling an additional mine ore loss factor of 2.0% was applied. Process recovery for spodumene concentrate is estimated to be 73.6%.

The following table details proven and probable reserves reflecting only those reserves attributable to our ownership or economic interest as of December 31, 2024, and have been prepared in accordance with S-K 1300.

Authier – Estimate of Mineral Reserves (diluted) at Effective Date of June 30, 2024 based on a transfer price of CAD$120 per metric ton for run-of-mine ore between the Authier Project and North American Lithium(1)

Mineral Reserves Category	Ore (MT)	Grade (Li2O%)	Li2O (metric tons)	LCE (metric tons)	Cut-Off Grade (% Li2O)	Metallurgical Recovery (%)
Proven	1.55	0.93	14,415	35,648	0.55	73.6
Probable	1.28	1.00	12,750	31,531	0.55	73.6
__________________________
(1)    Reserves are expressed as tonnages and grades reported as run-of-mine feed at the NAL crusher and account for mining dilution, geological losses, and operational mining loss factors. Pricing to support mineral reserve economics is based upon the sale of run-of-mine ore from the Authier project to North American Lithium at a transfer price of CAD$120 per dmt. The selected optimized pit shell is based on a revenue factor of 0.86 applied to a base case selling price for spodumene concentrate of 850 per dmt of SC6. Mineral reserves estimated are exclusive of the mineral resources.
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
As of December 31, 2024, a total of 66 diamond drill holes measuring a total depth of approximately 10 miles has been completed at Vallée.
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
Newfoundland
Killick Lithium
Killick Lithium is an exploration stage project currently operated by Sokoman Minerals and Benton Resources that consists of 3,146 claims totaling approximately 234,748 acres, accessible by the Burgeo Highway in southwestern Newfoundland. See Figure 4 below.
Figure 4: Killick Lithium location, showing proximity to highway and grid power.
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

Ghana
Ewoyaa Lithium Project
We have a strategic partnership with Atlantic Lithium that includes Atlantic Lithium Ghana’s flagship Ewoyaa project. Under our partnership, we entered into a project agreement to acquire a 50% equity interest in Atlantic Lithium Ghana in two phases, with each phase requiring us to make future staged investments in Ewoyaa over a period of time in order to earn our additional equity interest. We completed Phase 1 of our investment in mid-2023, which allows us to acquire a 22.5% equity interest in Atlantic Lithium Ghana, by funding Ewoyaa’s exploration activities and DFS costs and notifying Atlantic Lithium of our intention to proceed with additional funding contemplated under Phase 2, which mainly consists of construction and development activities for Ewoyaa. Our future equity interest ownership under Phase 1 remains subject to government approvals. Phase 2 allows us to acquire an additional 27.5% equity interest in Atlantic Lithium Ghana upon completion of funding $70 million for capital costs associated with the development of Ewoyaa. Upon issuance of our equity interest associated with Phase 1 and completion and issuance of our equity interested associated with Phase 2, we expect to have a total equity interest of 50% in Atlantic Lithium Ghana. Atlantic Lithium Ghana, in turn, will hold an 81% interest in the Ewoyaa project net of the interests that will be held by the Ghanaian government and MIIF, which will result in an effective ownership interest of 40.5% in Ewoyaa, by Piedmont Lithium. As of December 31, 2024, we did not own an equity interest in Atlantic Lithium Ghana.
Ewoyaa is a development stage project for the mining, development and production of spodumene concentrate located on the south coast of Ghana and covers an area of approximately 348 square miles.
Ewoyaa includes the Ewoyaa, Abonko, and Kaampakrom deposits, and is located in Ghana, West Africa, approximately 60 miles southwest of the capital of Accra. The project area is immediately north of Saltpond, in the Central Region, and falls within the Mfantseman Municipality where Saltpond is the district capital. See Figure 5 below.
Access to the site from Accra is along the asphalt N1 Accra-Cape Coast-Takoradi Highway which runs along the southern coastal boundary of the project. Several laterite roads extend northwards from the highway and link communities in the project area. The deep-sea Port of Takoradi is within 70 miles west of the Ewoyaa site and accessible via the same highway. See Figure 5 below.
Figure 5: Ewoyaa location and tenure, showing proximity to Takoradi Port, highway and grid power.
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
Figure 6: High voltage power transmission lines, bitumen highway and deep-sea Takoradi port close to project site.
Ewoyaa covers two contiguous exploration licenses, the Mankessim (RL 3/55) and Mankessim South (RL PL3/109) licenses. The Mankessim is a joint venture, with the license in the name of the joint venture party, Barari DV Ghana; document number 0853652-18. The Mineral Prospecting License was renewed on July 27, 2021, for a further three-year period valid through July 26, 2024. Mankessim South is a wholly-owned subsidiary of Green Metals Resources. A Mineral Prospecting License was renewed on February 19, 2020, for a further three-year period through February 18, 2023. The tenement is in good standing with no known impediments.
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
Material Individual Property - Carolina Lithium
Overview
Carolina Lithium is a development stage project for the mining, development and production of lithium products. The property is located in a rural area of Gaston County, North Carolina, approximately 25 miles northwest of the City of Charlotte. The property is centered at approximately 35°23’20”N 81°17’20”W. The property currently has no known encumbrances. In addition to the information summarized below, you can learn more about Carolina Lithium by reading the technical report summary dated April 20, 2023, attached as Exhibit 96.1 and incorporated by reference to Exhibit 96.3 to our Annual Report on 10-K/A dated April 25, 2023.
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

Lithium Hydroxide Conversion Operation
The technical report summary for Carolina Lithium assumes a lithium hydroxide conversion plant, also referred to as a chemical plant, that will be supported with spodumene concentrate produced from our mineral reserves and that the lithium hydroxide chemical plant has an estimated production rate of 30,000 metric tons of lithium hydroxide per year.
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
History
Carolina Lithium lies within the Carolina Tin-Spodumene Belt. Mining in the belt began in the 1950s with the Kings Mountain Mine, currently owned by Albemarle Corporation, and the Hallman-Beam Mine near Bessemer City, North Carolina, which is currently owned by Martin Marietta Corporation. Both former mines are located within approximately 12 miles of Carolina Lithium to the south, near Bessemer City, North Carolina, and Kings Mountain, North Carolina, respectively. Portions of the project area were explored and excavated to shallow depths in the 1950s as the Murphy-Houser Mine, owned by the Lithium Corporation of America. In 2009, Vancouver-based North Arrow Minerals Inc. commenced exploration at the property. In 2016, we began optioning surface and mineral rights at the property and subsequently commenced a renewed exploration effort at the site.
Present Condition, Work Completed, and Exploration Plans
General access to Carolina Lithium is via a network of primary and secondary roads. Interstate highway I‑85 lies 6 miles to the south of the project area and provides easy access to Charlotte Douglas International Airport, which is approximately 19 miles to the east. A rail line borders the property to the northwest. Transport links provide access to Charlotte, which is the largest city based on size and population in North Carolina, within approximately 25 miles from Carolina Lithium. Extensive exploration supports our resource estimate and is comprised of surface mapping and extensive subsurface drilling. Between 2017 and 2021, we completed five phases of exploratory drilling which included a total of 542 core holes amounting to approximately 50 miles to define the Core property deposit. The exploration of Carolina Lithium has been performed by professional geologists in adherence to established operating procedures that have been verified by the qualified person. Through the date of this report, exploration has been concentrated on the Core, Central, and Huffstetler deposit areas detailed in Figure 8 below.

Properties
Figure 7
As of December 31, 2024, Carolina Lithium, was comprised of real property and associated mineral rights totaling approximately 3,482 acres, of which approximately:
•219 parcels consisting of 2,907 acres are owned with a book value of $88.3 million;
•1 parcel consisting of 113 acres is subject to long-term leases with a book value of $0.2 million; and
•36 parcels consisting of 462 acres are subject to exclusive option agreements with a book value of $1.3 million. These exclusive option agreements, upon exercise, allow us to purchase or, in some cases, enter into long-term lease agreements for the real property and associated mineral rights. Our option agreements provide for annual option payments, bonus payments during periods when we conduct drilling, and royalty payments during periods when we conduct mining. Our option agreements generally provide us with an option to purchase the optioned property at a specified premium over fair market value. Upon exercise of our purchase option, our obligation to make annual option payments and bonus payments terminates.

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
Figure 8
Mineral Reserves
As of December 31, 2024, we have reported no proven mineral reserves and 18.3 million metric tons of probable mineral reserves at a grade of 1.10% Li2O. We issued our first mineral resource estimate on October 21, 2021, and have not finalized any new estimates. The proven and probable reserve figures presented herein are estimates based on information available at the time of calculation.
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
The following table details proven and probable reserves reflecting only those reserves attributable to our ownership or economic interest as of December 31, 2024, and have been prepared in accordance with S-K 1300.

Carolina Lithium – Estimate of Mineral Reserves Effective as of December 31, 2021 (undiluted)
Mineral Reserves Category	Ore (MT)(1)	Grade (Li2O%)	Li2O (metric tons)(2)	LCE (metric tons)	Cut-Off Grade (% Li2O)	Metallurgical Recovery (%)(3)
Proven	-	-	-	-	0.4	77
Probable	18.26	1.10	200,000	495,000	0.4	77
__________________________
(1)    Reserves are expressed as tonnages effectively delivered to a run-of-mine pad, prior to the application of losses and recovery factors (i.e., metallurgical recovery as expressed above) incurred during concentration and conversion. Pricing to support mineral reserve economics is based upon the sale of lithium hydroxide, after the processing of run-of-mine reserves in our planned spodumene concentrator and lithium hydroxide conversion facilities. Mineral reserves estimated exclusive of the mineral resources.
(2)    Based on long-term pricing of $1,893 per metric ton of spodumene concentrate.
(3)    Metallurgical recovery of 77% for lithium ore is associated with the production of a 6% spodumene concentrate.
Mineral Resources
As of December 31, 2024, we have reported 25.89 million metric tons of mineral resources, exclusive of mineral reserves, at a grade of 1.06% Li2O.
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
Resource models are constrained by a conceptual pit shell derived from a Whittle optimization using estimated block value and mining parameters appropriate for determining reasonable prospects of economic extraction. These parameters include maximum pit slope of 51° and strip ratio of 12, mining cost of US$2.50 per ton, spodumene concentration cost of US$25 per ton, a commodity value of US$1,893 per ton of SC6 and with appropriate recovery and dilution factors.

The following table details indicated and inferred resources which have been prepared in accordance with S-K 1300 and are solely attributable to our ownership or economic interest as of December 31, 2024.

Carolina Lithium – Summary of Mineral Resources Estimate Effective as of October 20, 2021 Exclusive of Mineral Reserves
	Li2O%	Quartz	Feldspar	Mica
Cut-Off Grade (% Li2O)(1)	0.4	0.4	0.4	0.4
Metallurgical Recovery (%)	77(2)	0.1	0.1	0.0

Category	Deposit	MT(3)	Grade (%)	MT(3)	Grade (%)	MT(3)	Grade (Li2O%)	MT(3)	Grade (%)	MT(3)
Indicated	All properties	9.96	1.14	0.112	29.42	2.93	45.96	4.58	3.96	0.39
Inferred	All properties	15.93	1.02	0.162	29.22	4.66	45.67	7.28	4.03	0.64
__________________________
(1)     Based on long-term pricing of $1,893 per ton of SC6, $101 per ton of quartz, $54 per ton of feldspar, and $80 per ton of mica. Byproduct mineral resources are estimated only from the spodumene bearing pegmatites which comprise the mineral resource estimate. The Carolina Lithium project does not have byproduct mineral reserves.
(2)    The overall metallurgical recovery from spodumene concentration.
(3)    Mineral resources estimated exclusive of the mineral reserve.
Comparison of Resources and Reserves as of December 31, 2024 and 2023
No mineral resource estimates and no mining operations at Carolina Lithium were conducted during the current reporting period. As a result, we are not providing an analysis of changes in mineral resources and mineral reserves for those periods.
Material Individual Property - NAL
Overview
NAL is comprised of 19 contiguous claims covering 1,438 acres and one mining lease covering approximately 1,729 acres. NAL is situated in La Corne township in Quebec’s Abitibi region. The project is located approximately 20 miles from Authier near Val-d’Or, a major mining city in Quebec.
NAL is a brownfield open pit mining operation with a concentrator and a carbonate plant and was acquired by Sayona Quebec in August 2021. Prior to acquisition by Sayona Quebec, more than CAD 400 million was invested in NAL. NAL receives most of its power from hydroelectricity and is well serviced by provincial highways and an all-weather secondary road. Production restarted in March of 2023 and the inaugural shipment of spodumene concentrate occurred in August 2023.
The 2023 and 2024 drill campaigns at NAL identified new, high-grade mineralized zones along the northwest margin of the NAL deposit, beyond the current NAL pit operations and the planned pit shell model. Additionally, mineralization from inside the pit shell model shows continuity and consistency in grade and thickness, providing the potential for mineral resource conversion within the pit shell model as well as definition below the existing pit. As of December 31, 2024, a total of 201 diamond drill holes measuring a total depth of approximately 34 miles were completed at NAL.
Mineral Reserves
As of December 31, 2024, we have reported 0.05 million metric tons of proven mineral reserves at a grade of 1.40% Li2O and 4.90 million metric tons of probable mineral reserves at a grade of 1.08% Li2O.
A technical report summary with respect to our estimated mineral reserves at NAL is filed as Exhibit 96.3 to this Annual Report on Form 10-K. We publish reserves annually and will recalculate reserves if any new significant changes are expected, taking into account metal prices, changes, if any, to future production and capital costs, divestments, and depletion as well as any acquisitions and additions during the period.
Proven and probable mineral reserves have been estimated and based on the consideration of pertinent modifying factors, inclusive of geological, environmental, regulatory and legal factors, in converting a portion of the mineral resources to mineral reserves. A diluted cutoff grade of 0.60% Li2O based inclusive of 16% life-of-mine dilution was used to establish the run-of-mine feed. An open pit mining method was selected due to the depth of the ore body. While underground mining alternatives have been evaluated in prior studies no measured or indicated mineral resources exist at a depth where underground mining is considered the most viable alternative, therefore the mineral reserves have been estimated on the basis of open pit mining only. Mine design parameters include a weathered zone berm width of 30 feet with a bench face angle of 26.6 degrees. Mine design parameters in fresh rock include a maximum 66-foot bench height, bench widths of 33 to 53 feet, inter ramp angles between 45.7 and 52.6 degrees and a bench face angle of 60 to 80 degrees. The overall single lane ramp width is 67 feet with the dual lane ramp measuring 92 feet with a maximum ramp grade of 10% for permanent roads and 12% for temporary roads. Mining ore losses have been estimated at 3%, and mine dilution of approximately 16%.
Mineral reserves include tonnage estimates for Li2O, and LCE, whereby one metric ton of Li2O is equivalent to 2.473 metric tons of LCE.
The following table details proven and probable reserves reflecting only those reserves attributable to our ownership or economic interest as of December 31, 2024, and have been prepared in accordance with S-K 1300.

North American Lithium Estimate of Mineral Reserves at Effective Date of June 30, 2024 based on a Spodumene Concentrate Price of $1,352 per metric ton and Attributable to Piedmont’s Economic Interest

Mineral Reserves Category	Ore (MT)(3)	Grade (Li2O%)	Li2O (metric tons)	LCE (metric tons)	Cut-Off Grade (% Li2O)(1)	Metallurgical Recovery (%)(2)
Proven	0.05	1.40	700	1,731	0.60	73.6
Probable	4.90	1.08	52,920	130,871	0.60	73.6
__________________________
(1)    Reserves are expressed as tonnages effectively delivered to a run-of-mine pad, prior to the application of losses and recovery factors (i.e., metallurgical recovery as expressed above) incurred during concentration. A dilution factor of 16% is included in the ore tons delivered to the run-of-mine pad.
(2)    Pricing to support mineral reserve economics is based upon the sale of spodumene concentrate at an average grade of 5.40% Li2O until 2027 after which the concentration grade is increased to 5.82%. Mineral reserves estimated exclusive of the mineral resources.
(3)    The overall metallurgical recovery from spodumene concentrate.
Mineral Resources
As of December 31, 2024, we have reported 10.08 million metric tons of mineral resources at NAL, exclusive of mineral reserves, at a grade of 1.21% Li2O.
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
Resource models are constrained by a conceptual pit shell derived from a Whittle optimization using estimated block value and mining parameters appropriate for determining reasonable prospects of economic extraction. These parameters include: a constraining pit shell slope between 46 to 53 degrees, a concentrate selling price of $1,273 per metric ton for 5.4% Li2O product, mining costs of $5.12 per ton mined, recovery of 73.6%, spodumene concentration cost of $23.44 per ton, general and administrative expense of $6.00 per ton processed, transportation costs of $118.39 per ton concentrate, tailings management costs of $2.86 per ton processed, and water treatment expenses of $0.18 per ton processed with appropriate recovery and dilution factors.

The following table details indicated and inferred resources which have been prepared in accordance with S-K 1300 and are solely attributable to our ownership or economic interest as of December 31, 2024.

North American Lithium Estimate of Mineral Resources at Effective Date of June 30, 2024 based on a Spodumene Concentrate Price of $1,273 per metric ton and Attributable to Piedmont’s Economic Interest

Mineral Resources Category	Ore (MT)	Grade (Li2O%)	Li2O (metric tons)	LCE (metric tons)	Cut-Off Grade (% Li2O)	Metallurgical Recovery (%)
Measured	0.18	1.00	1,750	4,328	0.60	73.6
Indicated	1.63	1.15	18,688	46,214	0.60	73.6
Measured + Indicated	1.83	1.14	20,805	51,451	0.60	73.6
Inferred	8.25	1.23	101,475	250,948	0.60	73.6
Comparison of Resources and Reserves as of December 31, 2024 and 2023.
The following chart displays a comparison of the mineral resources and reserves at NAL for the years ending 2024 and 2023:

Mineral Reserves Category	Ore (MT)			Grade (Li2O%)			Li2O (metric tons)			LCE (metric tons)
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
Proven	0.05	0.10	(51.0)%	1.40%	1.40%	—%	700	1,428	(51.0)%	1,731	3,531	(51.0)%
Probable	4.90	6.87	(28.7)%	1.08%	1.08%	—%	52,920	74,490	(29.0)%	130,871	184,213	(29.0)%

Mineral Resources Category	Ore (MT)			Grade (Li2O%)			Li2O (metric tons)			LCE (metric tons)
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
Measured	0.18	0.24	(26.5)%	1.00%	1.00%	—%	1,750	2,434	(26.5)%	4,328	6,020	(26.5)%
Indicated	1.63	2.22	(26.5)%	1.15%	1.15%	—%	18,688	25,695	(26.5)%	46,214	63,545	(26.5)%
Measured + Indicated	1.83	2.47	(26.5)%	1.14%	1.14%	—%	20,805	28,129	(26.5)%	51,451	69,564	(26.5)%
Inferred	8.25	11.22	(26.5)%	1.23%	1.23%	—%	101,475	138,006	(26.5)%	250,948	341,289	(26.5)%
Piedmont’s reserves at NAL experienced year over year changes due to the current year production which resulted in a depletion of proven and probable reserves. Additionally, in February 2024, Piedmont sold approximately 1,249,806,231 shares of Sayona Mining, which represented approximately 12% of Sayona Mining at the time of sale. With that sale, Piedmont no longer holds shares of Sayona Mining, and its ownership interest in NAL is derived solely from its ownership in Sayona Quebec, which remains at 25%. There were no year over year changes to reported resources at NAL. Piedmont’s proportional share of resources decreased 26.5% due to our ownership change noted above.
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

Item 3.    LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 19—Commitments and Contingencies of our consolidated financial statements contained in this report and is incorporated herein by reference.
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
Based on information known to us, as of February 18, 2025, we had outstanding 21,943,521 shares of our common stock. Of such shares, 6,218,578 were held in Australia in the form of CDIs.
Holders of Record
As of February 18, 2025, there were 133 registered holders of record of our U.S. common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners having shares that are held in street name by brokers and other nominees. This number of holders of record does not include stockholders whose shares may be held in trust by other entities.
Equity Compensation Plans
See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for the information required in this Item 5 regarding equity compensation plans.
We issued 62,638 shares of common stock on November 20, 2023 and 52,701 shares of common stock on February 23, 2024, as earn-in payments under our earn-in agreement with Vinland Lithium. The shares were issued pursuant to the exemption provided by Section 4(a)(2) of the Securities Act.
Dividends
We have not declared any dividends during the years ended December 31, 2024 or 2023 and we do not anticipate that we will do so in the foreseeable future. We currently intend to retain future earnings, if any, to finance the development of our business. Dividends, if any, on outstanding shares of our common stock will be declared by and subject to the discretion of the Board on the basis of our earnings, financial requirements, and other relevant factors.
Equity Repurchases
We did not repurchase any of our equity securities during the three months ended December 31, 2024.
Item 6.    [Reserved].
Not applicable.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report particularly those in the sections entitled “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements,” and “Cautionary Note Regarding Disclosure of Mineral Properties.”
This management’s discussion and analysis is a supplement to our consolidated financial statements, including notes, referenced elsewhere in this Annual Report and is provided to enhance your understanding of our operations and financial condition. This discussion contains estimates and, due to rounding, may not sum or calculate precisely to the totals and percentages provided in the tables.
Cautionary Note to Investors
In the U.S., we are governed by the Exchange Act, including Regulation S-K 1300 thereunder. Sayona Mining and Atlantic Lithium, however, are not governed by the Exchange Act and from time-to-time report estimates of “measured,” “indicated,” and “inferred” mineral resources as such terms are used in the JORC Code. In March 2022, our partner, Sayona Mining, published a JORC Code mineral resource estimate update for Authier, and most recently published a JORC Code mineral resource estimate update for NAL in August 2024. Although S-K 1300 and the JORC Code have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, they at times embody different approaches or definitions. The technical report summaries for Authier and NAL, attached as Exhibits 96.2 and 96.3, respectively, to this Annual Report are compliant with S-K 1300. Consequently, investors are cautioned that public disclosures of measures prepared in accordance with the JORC Code may not be comparable to similar information made public by companies subject to S-K 1300 and the other reporting and disclosure requirements under the U.S. federal securities laws and the rules and regulations thereunder.
Executive Overview & Strategy
We are a U.S.-based, development-stage company advancing a multi-asset, integrated lithium business in support of a clean energy economy and U.S. and global energy security. We plan to supply lithium hydroxide to the electric vehicle and battery manufacturing supply chains in North America by processing spodumene concentrate produced from assets we own or in which we have an economic interest.
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
To support growing U.S. lithium demand, we have spent the past eight years developing a portfolio of three key projects: wholly-owned Carolina Lithium in North Carolina, and strategic investments in Quebec, Canada, with Sayona Quebec’s NAL, and in Ghana, with Atlantic Lithium’s Ewoyaa project. NAL began supplying spodumene concentrate to the market in the third quarter of 2023 and reached a steady run rate in the second quarter of 2024. Carolina Lithium is being developed as a fully integrated spodumene ore-to-lithium hydroxide project. During the third quarter of 2024, we made the decision to shift Tennessee Lithium’s planned annual production capacity of 30,000 metric tons of lithium hydroxide to Carolina Lithium via a second production train in a phased development approach, which would allow Carolina Lithium to produce up to 60,000 metric tons of lithium hydroxide annually. Consolidating our U.S. lithium hydroxide production strategy positions Piedmont to leverage our foundational Carolina Lithium project and deploy capital and technical resources more efficiently.
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
Recent highlights include:
•In 2024, Piedmont sold approximately 116,700 dmt of spodumene concentrate and recognized $99.9 million in revenue with a realized sales price of $856 per dmt and a realized costs of sales of $763 per dmt.
•In September 2024, we entered into a working capital facility, whereby we may borrow up to $25.0 million based on the value of committed volumes of spodumene concentrate occurring within a twelve-month period. Prepayments, or borrowings, are credited against the outstanding prepayment balance at the time the vessel has completed loading. Interest is payable quarterly at the rate of SOFR plus 2.4%. The Credit Facility expires on September 11, 2027 with an option to extend to December 31, 2028. See Note 14—Debt Obligations to the audited consolidated financial statements included in this Annual Report.
•In the fourth quarter of 2024, we completed our 2024 Cost Savings Plan with $14 million in annual cost savings achieved during the year. To achieve these savings, we reduced our workforce by 62% and lowered third-party spending consisting primarily of professional fees and other operating costs. We recorded $5.8 million in severance and restructuring related costs in 2024. We also achieved significant reductions in capital expenditures and investments in and advances to affiliates in 2024 as part of our cost savings efforts. We are carrying our cost and investment discipline into 2025 as we weather the current lithium market downcycle.
•During the third quarter of 2024, we streamlined our U.S. lithium hydroxide production plans in favor of deploying capital and technical resources more efficiently by shifting our proposed Tennessee Lithium conversion capacity to Carolina Lithium. We plan to leverage Carolina Lithium by adding a second lithium hydroxide production train as part of a phased development approach to produce 60,000 metric tons of lithium hydroxide annually.
Lithium Projects
Quebec
As of December 31, 2024, we owned an equity interest of 25% in Sayona Quebec. Sayona Mining owned the remaining 75% equity interest in Sayona Quebec. Sayona Quebec owns a portfolio of projects, which includes NAL, Authier, Tansim, and Vallée. We hold a life-of-mine offtake agreement with Sayona Quebec for the greater of 113,000 dmt or 50% of spodumene concentrate production per year. Our purchases of spodumene concentrate are subject to a price floor of $500 per dmt and a price ceiling of $900 per dmt for 6.0% Li2O spodumene concentrate.
Recent highlights include:
•During 2024, NAL achieved record production of 193,162 dmt of spodumene concentrate, shipped approximately 84,100 dmt to third parties, and sold approximately 116,700 dmt to Piedmont.
•Production at NAL increased 96% in 2024 as compared to 2023. With the commissioning of the crushed ore dome in the second quarter of 2024, mill utilization increased to 90% in the fourth quarter of 2024, which is an increase of 20% from the fourth quarter of 2023.
•During the third quarter of 2024, Sayona Mining announced an increase to the mineral resources estimate at NAL, which included a significant increase to the mineral resources in the measured & indicated categories in accordance with JORC Code requirements.

Ghana
As of December 31, 2024, we owned an equity interest of approximately 5% in Atlantic Lithium. We have a right to acquire a 50% equity interest in Atlantic Lithium Ghana, which includes Atlantic Lithium’s flagship Ewoyaa project, located approximately 70 miles from the Port of Takoradi in Ghana, West Africa. We hold an offtake agreement with Atlantic Lithium for 50% of annual production of spodumene concentrate at market prices on a life-of-mine basis from Ewoyaa.
Recent highlights include:
•In July 2024, the application to grant the Ewoyaa mining lease was submitted to the Ghanaian parliament to undergo the ratification process. The mining lease remains subject to parliamentary ratification as of the date of this Annual Report.
•In September 2024, Ghana’s Environmental Protections Agency granted an environmental permit to the Ewoyaa project.
•In October 2024, the Ghanaian Minerals Commission issued a Mine Operating Permit for the Ewoyaa project. The receipt of the permit marked an important milestone in achieving the regulatory approvals required to commence project construction. The project, however, remains subject to ratification of the mining lease by the Ghanaian Parliament, ongoing design work, additional regulatory approvals, prevailing market conditions, and project financing.
Carolina Lithium
Carolina Lithium is located in the historic Carolina Tin-Spodumene Belt and is being designed as a fully integrated project with mining, spodumene concentrate production, and lithium hydroxide manufacturing on a single site in Gaston County, North Carolina. At full production, Carolina Lithium is expected to produce 60,000 metric tons of lithium hydroxide annually.
Based on our current technical studies, we expect Carolina Lithium to be a low-cost producer of spodumene concentrate and lithium hydroxide and a key contributor to U.S. energy security. The project should benefit from high-quality infrastructure, minimal transportation distances, low energy costs, a deep local talent pool, and proximity to cathode and battery customers as well as by-product markets. The competitive corporate tax regime offered in the U.S., the absence of material royalties, and the benefits inherent in the IRA are also expected provide advantages to the project.
Management is actively engaging in discussions with potential strategic partners who have expressed interest in project-level funding for Carolina Lithium. Our goal through the partnership process is to advance the project through ongoing permitting and rezoning activities. We are considering the timing of the local rezoning process, which is dependent upon our funding strategy, potential partnerships, project development plans, and market dynamics. Engagement continues with community stakeholders, including the Gaston County Board of Commissioners in North Carolina. The Carolina Lithium funding strategy also includes potential government financing options.
In May 2024, we received the finalized mining permit for the construction, operation, and reclamation of Carolina Lithium following the posting of a $1 million reclamation bond to the state of North Carolina. The NCDEQ approved the permit application on April 12, 2024.
In October 2024, the U.S. Department of the Treasury issued final rules for the IRA’s manufacturing credit (45X) with modifications intended to drive critical mineral processing in the U.S. The new rules support the application of a 10% manufacturing credit to direct and indirect material costs, which could materially improve the economics of U.S. projects like Carolina Lithium.
Tennessee Lithium
Tennessee Lithium was planned as a merchant lithium hydroxide manufacturing plant to produce 30,000 metric tons per year of lithium hydroxide. As part of our streamlined U.S. production strategy, we converted our proposed Tennessee Lithium project plans to a second lithium hydroxide train as part of a phased development approach for Carolina Lithium. The combined conversion facilities should allow us to significantly increase U.S. lithium hydroxide production capacity while deploying capital and technical resources more efficiently.
Killick Lithium
As of December 31, 2024, we owned an equity interest of approximately 20% in Vinland Lithium, which is a Canadian-based entity jointly owned with Sokoman Minerals and Benton Resources. Vinland Lithium owns Killick Lithium, which owns a large exploration property prospective for lithium located in southern Newfoundland, Canada. As of December 31, 2024, we have invested $2.6 million in Killick Lithium.
As part of our earn-in agreement with Vinland Lithium, we have the right to acquire up to a 62.5% equity interest in Killick Lithium through staged investments, which may be paid in cash or shares of our common stock. As part of our investment in Vinland Lithium, we entered into a marketing agreement with Killick Lithium for 100% marketing rights and the right of first refusal to purchase 100% of all lithium products produced by Killick Lithium on a life-of-mine basis at competitive market prices.
Market Outlook
The demand for electric vehicles continues to grow as many jurisdictions around the world have legislated the shifting of new car fleets away from internal combustion engines and toward electric vehicles. These electric vehicles will use batteries, nearly all of which are expected to be lithium-based batteries. Our strategy is to develop resources and processing capabilities that support the opportunity to meet the demands of our customers across the electric vehicle supply chain. Car manufacturers have committed significant capital investments totaling more than $1 trillion across the electric vehicle supply chain to electrify their fleets. Many of the major car manufacturers have plans to build facilities in the U.S. to produce both lithium-ion batteries and electric vehicles that will require a supply of lithium products.
Lithium products are expected to be in a supply deficit in the coming years due to the projected adaption to electric vehicles as presented in the graph below:
__________________________
Source: Benchmark Mineral Intelligence Q4 Forecast - December 2024.
The outlook for global sales of new electric vehicles (units in millions) and the global penetration rate of new electric vehicles sold compared to total new vehicles sold are presented in the table below:

	2025	2026	2027	2028	2029	2030	2031	2032	2033	2034
Sales of new electric vehicles	20.0	23.8	28.6	33.6	37.1	41.5	45.3	49.0	53.1	57.0
Penetration rate	23%	27%	32%	37%	40%	44%	48%	51%	55%	58%
__________________________
Note: Periods in the tables above are calendar year periods.
Source: Benchmark Mineral Intelligence Q4 Forecast - December 2024.

Components of our Results of Operations
Revenue
We recognize revenue from product sales at a point in time when performance obligations are satisfied under the terms of contracts with our customers. A performance obligation is deemed to be satisfied when control of the product is transferred to our customer, which is typically upon delivery to the shipping carrier. Where a contract contains more than one distinct performance obligation, the transaction price is allocated to each performance obligation based on the standalone selling price of each performance obligation, although these situations do not occur frequently and are generally not built into our contracts. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the products to our customers. Some contracts contain prepayment provisions which allow the customer to secure the right to receive their requested product volumes in a future period. Revenue from these contracts is initially deferred, thus creating a contract liability. Initial pricing is typically billed 5 days to 30 days after the departure of the shipment and is paid between 15 days to 75 days after the departure of the shipment. Final adjustments to prices may take longer to resolve. When the final price has not been resolved by the end of a reporting period, we estimate the expected sales price based on the initial price, market pricing, and known quality measurements. We warrant to our customers that our products conform to mutually agreed product specifications.
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
Restructuring and Impairment Charges
Restructuring, impairment, and other exit costs represent expenses incurred in connection with certain cost reduction programs that we have implemented, and consists of the costs of asset impairments, employee termination costs, lease and other contract termination charges and other costs of exiting activities. A liability for costs associated with an exit or disposal activity is measured at its fair value when the liability is incurred. Expenses for one-time termination benefits are recognized at the date the employee is notified, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Liabilities related to termination of an operating lease or contract are measured and recognized at fair value when the contract does not have any future economic benefit to the entity and the fair value of the liability is determined based on the present value of the remaining lease obligations, adjusted for the effects of deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property. The assumptions in determining such estimates include anticipated timing of sublease rentals and estimates of sublease rental receipts and related costs based on market conditions. All other costs related to an exit or disposal activity are expensed as incurred. Refer to Note 6—Restructuring and Impairment for further information.
Loss From Equity Method Investments
Loss from equity method investments reflects our proportionate share of the net income (loss) resulting from our current and legacy investments in Sayona Mining, Sayona Quebec, Vinland Lithium, and Atlantic Lithium. Investments recorded under the equity method are adjusted each period, on a one-quarter lag, for our share of each investee’s income (loss). If a decline in the value of an equity method investment is determined to be other than temporary, we record any related impairment as a component of our share of earnings or losses of the equity method investee in the current period. Our equity method investments are an integral and integrated part of our ongoing operations. We have determined this justifies a more meaningful and transparent presentation of our proportional share of income (loss) in our equity method investments as a component of our income (loss) from operations.

Other Income (Loss)
Other income (loss) consists of interest income, interest expense, foreign currency exchange gain (loss), gain (loss) on equity securities, gain (loss) on sale of assets, and gain (loss) on sale of equity method investments. Interest income consists of interest earned on our cash and cash equivalents. Interest expense consists of interest incurred on long-term debt related to noncash acquisitions of mining interests financed by sellers for Carolina Lithium as well as interest incurred for lease liabilities. Foreign currency exchange gain (loss) primarily relates to our foreign bank accounts denominated in Canadian dollars and Australian dollars and marketable securities denominated in Australian dollars. Gain (loss) on equity securities relates to realized and unrealized gains (losses) of our investments in marketable and equity securities. Gain (loss) on sale of assets primarily relates to our sale or disposal of property, plant and mine development assets. Gain (loss) on sale of equity method investments relates to our reduction in ownership in Sayona Mining and Atlantic Lithium due to: (i) gain (loss) on dilution due to their issuance of additional shares through public offerings and employee stock compensation grants while they were accounted for under the equity method, and; (ii) gain (loss) on the sale of shares of our equity method investments.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

	Years Ended December 31,
(in thousands)	2024	2023	$ Change	% Change
Revenue	$99,877	$39,817	$60,060	150.8%
Costs of sales	89,082	34,138	54,944	160.9%
Gross profit	10,795	5,679	5,116	90.1%
Gross profit margin	10.8%	14.3%
Exploration costs	97	1,929	(1,832)	(95.0)%
Selling, general and administrative expenses	38,703	43,319	(4,616)	(10.7)%
Total operating expenses	38,800	45,248	(6,448)	(14.3)%
(Loss) income from equity method investments	(17,820)	194	(18,014)	*
Restructuring and impairment charges	(9,851)	—	(9,851)	*
Loss from operations	(55,676)	(39,375)	(16,301)	41.4%
Other (expense) income	(12,217)	20,704	(32,921)	(159.0)%
Loss before taxes	(67,893)	(18,671)	(49,222)	263.6%
Income tax (benefit) expense	(3,132)	3,106	(6,238)	(200.8)%
Net loss	$(64,761)	$(21,777)	$(42,984)	197.4%
__________________________
* Not meaningful.
Revenue
Revenue increased $60.1 million, or 150.8%, to $99.9 million in the year ended December 31, 2024 as compared to $39.8 million in the year ended December 31, 2023. Sales volume of spodumene concentrate increased approximately 73,400 dmt, or 169.5%, to approximately 116,700 dmt in the year ended December 31, 2024 as compared to approximately 43,300 dmt in the year ended December 31, 2023. The increase in revenue was due to the increase in sales volume as sales of spodumene concentrate commenced in September 2023. All revenue was generated from sales of spodumene concentrate, which was produced at NAL and purchased as part of our purchase offtake agreement with Sayona Quebec.
Our realized prices were $856 per dmt of spodumene concentrate (approximately 5.4% Li2O grade) and $920 per dmt of spodumene concentrate (approximately 5.5% Li2O grade) for the years ended December 31, 2024 and 2023, respectively. The decline in lithium prices resulted in realized prices declining $64 per dmt, or 6.9%, in the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Realized price is the average estimated price, net of certain distribution and other fees, and includes referenced pricing data up to December 31, 2024 and 2023 for the years ended December 31, 2024 and 2023, respectively, and may be subject to final adjustment. For certain contracts, the final adjusted price may be higher or lower than the average estimated realized price based on future market price movements. For contracts where final pricing has yet to be determined, we estimate the final sales price based on expected market conditions and known quality measurements for purposes of revenue recognition and disclosure of realized prices. Any adjustments to the sales price will be reflected in subsequent periods.

Gross Profit and Gross Profit Margin
Gross profit increased $5.1 million, or 90.1%, to $10.8 million in the year ended December 31, 2024 as compared to $5.7 million in the year ended December 31, 2023. Gross profit margin declined to 10.8% in the year ended December 31, 2024 compared to 14.3% in the year ended December 31, 2023. The increase in gross profit was due to a full year of sales volume in the year ended December 31, 2024 as compared to four months of sales volume in the year ended December 31, 2023. The decrease in gross profit margin was due to the decline in lithium prices as part of the continued lithium market downturn as well as our preferential offtake agreement which includes a price ceiling of $900 per dmt for 6.0% Li2O spodumene concentrate. Our cost of sales was at the $900 ceiling price for the year ended December 31, 2023 and for the first half of the year ended December 31, 2024, which drove higher gross profit margins during these time periods.
Our realized costs of sales were $763 per dmt of spodumene concentrate and $789 per dmt of spodumene concentrate in the years ended December 31, 2024 and 2023, respectively. Realized costs of sales is the average costs of sales based on our offtake pricing agreement with Sayona Quebec for the purchase of spodumene concentrate at a market price subject to a floor of $500 per dmt and a ceiling of $900 per dmt, with adjustments for product grade, and freight.
Exploration Costs
Exploration costs decreased $1.8 million, or 95.0%, to $0.1 million in the year ended December 31, 2024 as compared to $1.9 million in the year ended December 31, 2023. The decrease in exploration costs was primarily driven by a decrease in exploration and engineering activities related to new project targets. As part of our 2024 Cost Savings Plan, we have substantially reduced, or in certain cases eliminated, exploration costs in response to the lithium market downturn.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $4.6 million, or 10.7%, to $38.7 million in the year ended December 31, 2024 as compared to $43.3 million in the year ended December 31, 2023. The decrease in selling, general and administrative expenses was primarily due to cost savings recognized as part of our 2024 Cost Savings Plan, which included lower professional and consulting fees and lower employee compensation costs and travel costs in connection with our workforce reduction during 2024. Partially offsetting the decrease in selling, general and administrative expenses was an increase associated with professional and consulting fees for our pending Merger with Sayona Mining totaling $6.9 million and $1.3 million in the years ended December 31, 2024 and 2023, respectively. Stock-based compensation expense included in selling, general and administrative expenses was $8.0 million and $9.4 million in the years ended December 31, 2024 and 2023, respectively.
(Loss) Income from Equity Method Investments
Loss from equity method investments increased $18.0 million to a loss of $17.8 million in the year ended December 31, 2024 as compared to income of $0.2 million in the year ended December 31, 2023. The loss of from equity method investments of $17.8 million in the year ended December 31, 2024 reflects our proportionate share of loss resulting from our equity investments in Sayona Mining, Sayona Quebec, Atlantic Lithium, and Vinland Lithium. The income from equity method investments of $0.2 million in the year ended December 31, 2023 reflects our proportionate share of income from Sayona Quebec, partially offset by our proportionate share of net loss from Sayona Mining, and Atlantic Lithium as well as an impairment charge of $2.2 million related to our investment in Sayona Mining. Our interest in Vinland Lithium was acquired in October 2023. See Note 11—Equity Method Investments for further information on our equity method investments.
Restructuring and Impairment Charges
We initiated our 2024 Cost Savings Plan in the first quarter of 2024. As part of our 2024 Cost Savings Plan, we recognized restructuring and impairment charges of $9.9 million in the year ended December 31, 2024. Restructuring and impairment charges consisted of $4.1 million in impairment charges related to land, capitalized construction and development costs, and other fixed assets related to Tennessee Lithium, $2.5 million in severance and employee benefits costs, $0.9 million in exit costs related to the planned exit of our monofill disposal facility in Etowah, Tennessee, and the consolidation of our corporate office to a single location in Belmont, North Carolina, $2.2 million in stock-based compensation related to accelerated vesting of certain stock-based compensation awards in connection with our workforce reduction, and $0.1 million in other restructuring related expenses. There were no restructuring or impairment charges in the year ended December 31, 2023.

Other (Expense) Income
Other (expense) income increased $32.9 million, or 159.0%, to other expense of $12.2 million in the year ended December 31, 2024 as compared to other income of $20.7 million in the year ended December 31, 2023. The increase in other expense was driven by our loss on sale of equity method investments related to Sayona Mining of $17.2 million in the year ended December 31, 2024 as compared to a gain on dilution related to Sayona Mining of $17.0 million in the year ended December 31, 2023. Other expense for the year ended December 31, 2024 also included a loss on the sale of assets of $0.8 million. The current year loss was partially offset by a gain on sale of equity method investments related to Atlantic Lithium of $3.1 million, and an unrealized gain on mark-to-market securities of $0.8 million. Interest income decreased $0.8 million primarily due to lower cash balances and interest expense increased $1.0 million primarily due to higher debt balances.
Income Tax (Benefit) Expense
Income tax benefit was $3.1 million in the year ended December 31, 2024 as compared to income tax expense of $3.1 million in the year ended December 31, 2023. The increase in income tax benefit was mainly due to the tax benefit generated from the loss on equity investments related to the sale of our entire equity interest in Sayona Mining in the year ended December 31, 2024.
Liquidity and Capital Resources
Overview
As of December 31, 2024, our principal sources of liquidity were cash and cash equivalents of $87.8 million and a fully-utilized Credit Facility totaling $25.0 million. Cash and cash equivalents consisted of institutional insured liquid deposits and cash deposit accounts. The vast majority of our cash and cash equivalents were held in the U.S. and covered by FDIC insured limits. Our predominant source of cash to date has been generated through equity financing from issuances of our common stock. We have a universal shelf registration statement which allows us to issue up to $500 million of securities as of December 31, 2024, and expires on September 26, 2027. During the second quarter of 2024, we entered into an ATM Program with a registered agent for potential, future issuances of our common stock under our shelf registration statement. As of the date of this filing, we have not issued common stock under our ATM Program. There are many factors that could significantly impact our ability to raise funds through equity and debt financing as well as influence the timing of future cash flows.
Our primary uses of cash during the year ended December 31, 2024 consisted of: (i) settlement payments totaling $29.2 million in the first half of 2024 associated with spot shipment sales of spodumene concentrate in 2023 as a result of a decline in lithium prices; (ii) equity investments in Sayona Quebec mainly for capital expenditures at NAL related to the completion of a crushed ore dome and finalization of its operational restart totaling $15.0 million; (iii) advances to Atlantic Lithium primarily for exploration and evaluation activities, certain development activities, and permitting and approval activities related to our investment in Ewoyaa totaling $10.6 million; (iv) capital expenditures primarily related to engineering costs of $4.5 million for Tennessee Lithium; (v) development expenditures of $2.9 million and purchases of real property and associated mining interests of $3.2 million associated with Carolina Lithium; (vi) cash expenditures associated with our 2024 Cost Savings Plan of $2.6 million; and (vii) general and administrative costs related to our corporate expenses.
On September 11, 2024, we entered into a Credit Facility that enables us to borrow up to $25.0 million. The Credit Facility expires on September 11, 2027 but may be extended through December 31, 2028. Borrowings are based on future, committed volumes of spodumene concentrate. Interest is payable quarterly at the rate of SOFR plus 2.4%. In the event we experience a material change in creditworthiness, the lender has the right to modify the payment terms of the Credit Facility including acceleration of repayment up to the full amount of any outstanding borrowings.
During the first quarter of 2024, we initiated the 2024 Cost Savings Plan to reduce annual operating spend by $10.0 million mainly within our corporate expenses, defer capital spending to 2025 and beyond, and limit cash investments in and advances to affiliates. We achieved our $10 million annual run-rate target during the second quarter of 2024 through a 28% workforce reduction in the first quarter of 2024 and lowering of third-party spending consisting primarily of professional fees and other operating costs. Due to the prolonged lithium market downturn, we expanded our 2024 Cost Savings Plan and further reduced our workforce, including operational and corporate staff, by 32% in October 2024 and expect to achieve an additional $4 million in annual savings for a total of $14 million in annual costs savings. As part of our 2024 Cost Savings Plan, we reduced our total workforce by 62% and recorded $5.8 million in severance and restructuring related costs in the year ended December 31, 2024. We completed our 2024 Cost Savings Plan during the fourth quarter of 2024. See Note 6—Restructuring and Impairment to the audited consolidated financial statements included in this Annual Report for additional information regarding restructuring charges.

To bolster our cash position and further strengthen our balance sheet, we monetized certain non-core assets during the year ended December 31, 2024. During the first quarter of 2024, we sold our common stock holdings in Sayona Mining and a portion of our common stock holdings in Atlantic Lithium for net proceeds totaling $49.1 million. The sale of our equity interests had no impact on our joint ventures or offtake rights with either Sayona Quebec and its NAL operations or the Ewoyaa project with Atlantic Lithium.
Cash and cash equivalents increased $16.1 million, or 22.5%, to $87.8 million as of December 31, 2024 as compared to $71.7 million as of December 31, 2023.
Liquidity Outlook
Our planned cash expenditures for the next twelve months primarily relate to: (i) working capital requirements mainly associated with purchases of spodumene concentrate from NAL and our corporate costs, (ii) continued equity investments in Sayona Quebec for NAL; (iii) continued cash advances to Atlantic Lithium for Ewoyaa; and (iv) real property and associated mineral rights acquisition costs for Carolina Lithium; and (v) costs associated with our planned Merger with Sayona Mining.
In 2025, we plan to deliver customer shipments of spodumene concentrate totaling 113,000 dmt to 130,000 dmt and fund capital expenditures totaling $6.0 million to $9.0 million and investments in and advances to affiliates totaling $7.0 million to $13.0 million. These full-year funding ranges reflect a substantial decrease in capital expenditures and joint venture funding compared to the full-year 2024. Our outlook for planned capital expenditures and investments in and advances to affiliates is subject to market conditions.
As of December 31, 2024, we have entered into land option agreements in North Carolina totaling $13.7 million with current payment schedules as follows: $7.1 million in 2025, $6.4 million in 2026, $0.02 million in 2027, $0.02 million in 2028, and $0.2 million thereafter. These amounts do not include closing costs such as attorneys’ fees, taxes, and commissions. We are not obligated to exercise our land option agreements, and we are able to cancel our land acquisition contracts, at our option with de minimis cancellation costs, during the contract option period. Due to current market conditions, we expect to defer to 2026 and beyond the purchase of the majority of our land option agreements coming due in 2025. If we are unsuccessful in deferring certain land purchases, we may decide to cancel certain option agreements for land purchases. We are evaluating these option agreements, and the decision to exercise will be influenced by market conditions and other relevant factors that align with our Company’s long-term growth strategy. Certain land option agreements and land acquisition contracts become binding upon commencement of construction for Carolina Lithium. We terminated our agreements to acquire land in Tennessee during the third quarter of 2024.
Based on our operating plan, which includes our fully implemented 2024 Cost Savings Plan and ongoing access to and utilization of the Credit Facility discussed above, we believe our cash on hand will be sufficient to fund our operations and meet our obligations as they come due for the twelve months following the date our consolidated financial statements are issued. Additionally, we expect to finance our future cash requirements, including the funding of our lithium projects, through a combination of strategic partnerships, non-core asset sales, equity offerings, and debt financings. Our operating plan and expectation of future financings include estimates and assumptions that may prove to be wrong or may need to modified due many factors, including lithium pricing. As a result, we could deplete our capital resources sooner than we currently expect. No assurances can be given that any additional cost reduction strategies or anticipated funding would be sufficient to meet our needs.
We are evaluating a range of funding options to fund our share of project capital and maintaining a critical focus on funding options that would be non-dilutive to Piedmont Lithium’s shareholders. We plan to utilize two main funding strategies for the construction of Carolina Lithium including an ATVM loan (upon a successful application and receipt of loan from the DOE’s Loan Programs Office) and a strategic partnering process. Construction of Carolina Lithium is not planned to commence until project financing has been finalized. We have mandated a financial advisor as part of our funding strategy for our share of development capital for Ewoyaa. Our strategy includes the offering of a long-term offtake agreement in exchange for funding to support our capital contribution on a non-dilutive basis to our shareholders.
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
Historically, we have been successful raising cash through equity financing. If we were to issue additional shares of our common stock, it would result in dilution to our existing shareholders. No assurances can be given that any additional financings would be available in amounts sufficient to meet our needs or on terms that would be acceptable to us. See Part I, Item 1A, “Risk Factors” in this Annual Report.
Cash Flows
The following table is a condensed schedule of cash flows provided as part of the discussion of liquidity and capital resources:

(in thousands)	Years Ended December 31,
Net cash provided by (used in):	2024	2023
Operating activities	$(42,907)	$1,570
Investing activities	12,675	(99,323)
Financing activities	46,342	70,236
Net increase (decrease) in cash and cash equivalents	$16,110	$(27,517)
Cash Flows from Operating Activities
Operating activities used $42.9 million and provided $1.6 million in the year ended December 31, 2024 and 2023, respectively, resulting in an increase in cash used by operating activities of $44.5 million. The increase was mainly due to an increase of $46.1 million in working capital outflows, primarily driven by $29.2 million in settlement payments in 2024 associated with spot shipment sales of spodumene concentrate in 2023 as a result of a decline in lithium prices. In addition, we had an decrease in net loss of $1.7 million, net of certain noncash items including gain (loss) on sale of equity method investments, impairment of fixed assets, loss from sale of assets, loss from equity method investments, stock compensation expense, gain on marketable securities, and deferred taxes.
Cash Flows from Investing Activities
Investing activities provided $12.7 million and used $99.3 million in the year ended December 31, 2024 and 2023, respectively, resulting in an increase in cash provided by investing activities of $112.0 million. The increase was due to (i) the receipt of $49.1 million in net proceeds from the sale of our entire equity interest in Sayona Mining and the partial sale of our equity interest in Atlantic Lithium, (ii) a decrease in capital expenditures of $46.0 million, and (iii) a decrease in contributions to equity investments of $18.3 million. Partially offsetting the decrease in cash used for investing activities was an increase in cash advances totaling $1.5 million to Atlantic Lithium and Vinland Lithium for project advances to Ewoyaa and Killick Lithium, respectively.
Cash Flows from Financing Activities
Financing activities provided $46.3 million and $70.2 million in the year ended December 31, 2024 and 2023, respectively, resulting in a decrease in cash provided by investing activities of $23.9 million. The decrease in cash from financing activities was driven by a $46.5 million decrease in net cash proceeds from issuances of our common stock in the year ended December 31, 2024 compared to the year ended December 31, 2023. In February 2023, we received net proceeds of $71.1 million from LG Chem in exchange for 1,096,535 shares of our common stock in conjunction with a multi-year spodumene concentrate offtake agreement. In November 2024, we received net proceeds of $24.6 million through a private placement of 2,380,953 shares of our common stock. In addition, payments to tax authorities for employee share-based compensation and payments on debt and financing arrangements increased $0.4 million and $2.0 million, respectively, compared to the prior year period. These decreases were partially offset by an net increase of $25.0 million in proceeds from the Credit Facility.

Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations as of December 31, 2024 that we believe will affect cash over the next five years and thereafter:

(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Contractual obligations
Debt obligations	$26,472	$2,870	$782	$—	$30,124
Lease liabilities	264	552	486	—	1,302
	$26,736	$3,422	$1,268	$—	$31,426
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
Off-Balance Sheet Arrangements
In 2023, we purchased a 132-acre disposal facility adjacent to the proposed Tennessee Lithium plant site for the placement of inert tailings produced as part of the innovative alkaline pressure leach process. The Tennessee Department of Environment and Conservation requires that closure and post-closure obligations of the disposal facility be covered by a surety bond. Surety bonds securing closure and post-closure obligations at December 31, 2024 and 2023 totaled $3.3 million and $3.2 million, respectively.
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
While our significant accounting policies are described in the notes to our consolidated financial statements included elsewhere in this Annual Report, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.
Revenue
For certain of our sales of spodumene concentrate, customer contracts allow for pricing based on a period of time subsequent to shipping, which in most cases is within the following four months. In such cases, revenue is recorded at a provisional price at the time of shipment. Provisionally priced sales are adjusted to reflect market prices at the end of each month until a final adjustment is made to the price of the shipments upon settlement with customers pursuant to the terms of the contract.
Stock-based Compensation
The Leadership and Compensation Committee generally grants stock-based awards in the first quarter of each year. The Leadership and Compensation Committee does not have any programs, plans, or practices of timing these awards in coordination with the release of material non-public information. We have not backdated, re-priced, or spring-loaded any of our stock-based awards.
Equity-settled, share-based payments may be provided to officers, employees, consultants and other advisors. These share-based payments are measured at the fair value of the equity instrument at the grant date. Fair value of share options is determined using the Black-Scholes option pricing model, taking into account the terms and conditions upon which the instruments were granted, and are disclosed in Note 4—Stock-Based Compensation to the audited consolidated financial statements appearing elsewhere in this Annual Report. Fair value of TSR PRAs is determined using a Monte Carlo simulation. The Monte Carlo simulation fair value model requires the use of highly subjective and complex assumptions, including the price volatility of the underlying stock. A Monte Carlo simulation model was used to determine the grant date fair value by simulating a range of possible future stock prices for the Company and each member of the peer group over the performance period is disclosed in Note 4—Stock-Based Compensation to the audited consolidated financial statements appearing elsewhere in this Annual Report.
We record stock-based compensation expense within exploration costs, general and administrative expenses, and restructuring and impairment charges in the consolidated statements of operations. Costs are allocated among those receiving the benefit based upon job function. There are certain employees who serve both functions, and therefore, their stock-based compensation expense is split between both financial statement lines in the consolidated statements of operations.
Estimating fair value for share-based payment transactions requires determination of the most appropriate valuation model, which depends on the terms and conditions of the grant. This estimate also requires determination of the most appropriate inputs to the valuation model including the expected life of the share option, volatility, dividend yield, and risk-free interest rate and making assumptions about them.
Changes to these inputs would impact the consequent valuation for each equity instrument valued in this manner, and consequently, the value of each grant would vary in a different manner depending on the change to the respective inputs.
The fair value determined at the grant date is expensed on a straight-line basis over the vesting period, which is based on our estimate of equity instruments that will eventually vest. At each reporting date, we revise our estimate of the number of equity instruments expected to vest. The impact of the revision of the original estimates, if any, is recognized in profit or loss over the remaining vesting period, with a corresponding adjustment to the share-based payments reserve.
Investments in Unconsolidated Entities
We strategically invest in unconsolidated entities that we believe will provide us access to hard rock lithium assets as well as projects with the potential for scale, low-cost, sustainable production practices and that are strategically located to our proposed lithium hydroxide manufacturing sites.
Our unconsolidated entities are accounted for by the equity method of accounting because we have a significant influence, but not control, in the investee. We record our investments in these entities in our consolidated balance sheets as “Equity method investments” and our pro-rata share of the entities’ earnings or losses in our consolidated statements of operations as “(Loss) income from equity investments.”
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
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
Our exposure to the risk of changes in market interest rates relates primarily to our variable rate debt, and cash and short-term deposits with a floating interest rate. As of December 31, 2024 and 2023, we had $87.8 million, and $71.7 million, respectively, of cash and short-term deposits. Our cash and short-term deposits do not expose us to material cash flow interest rate risk. Total variable rate debt as of December 31, 2024 was $25.0 million with a variable interest rate of SOFR + 2.4%. A 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $0.2 million. We currently do not engage in any hedging or derivative transactions to manage interest rate risk. All other financial assets and liabilities, in the form of payables, lease liabilities, and long-term debt, are fixed rate or non-interest bearing.
Foreign Currency Risk
Our provisional spodumene concentrate sales are calculated, in part, based on the foreign exchange rate between the U.S. dollar and the Chinese renminbi over applicable quotational periods, and therefore, we are exposed to currency volatility and devaluation risks. Geopolitical tensions between the U.S. and China may lead to increased tariffs, preferences for local producers, some of which may be government supported, or other trade barriers. The economic impact of currency exchange rate movements is often linked to variability in real growth, inflation, interest rates, governmental actions, and other factors. While foreign currency risk has not had a material impact on our results of operations, we continue to evaluate our risk exposure and may enter into hedging transactions to manage our exposure to fluctuations in foreign currency exchange rates.
Commodity Price Risk
Our results of operations are dependent upon the market prices of lithium products. These lithium products are not quoted on any major commodities market or exchange as these product’s attributes vary and demand is currently constrained to a relatively limited number of purchasers, a significant majority of which are based in China. Market prices published for lithium products can be volatile and are influenced by numerous factors, including international, economic, and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities, increased production due to new extraction developments, and improved extraction and production methods and technological changes in the markets for the end products.
We have utilized the services of a trading partner to enter into hedging transactions on our behalf to manage our exposure to fluctuations in the market prices of lithium products. We will continue to evaluate our options moving forward as the futures market for lithium products further develops.
During the year ended December 31, 2024, we received provisional payments on sales of 39,255 dmt of spodumene concentrate under provisional pricing arrangements. There are 24,350 dmt of spodumene concentrate that remain subject to final pricing determinations at year-end. The price per metric ton is calculated based on multiple factors, including the average applicable market price index over the applicable quotational period. We recognize revenue from product sales at a point in time when performance obligations are satisfied under the terms of contracts with our customers. When the final price has not been resolved by the end of a reporting period, we estimate the expected sales price based on the initial price, market pricing and known quality measurements. Differences between payments received and the final estimated sales price, which results in a liability, are recorded as accrued provisional revenue adjustments.
We conduct a sensitivity analysis on our provisional concentrate sales still subject to final pricing to determine the potential impact to net income (loss) of a 10% change to the applicable market price index as compared to the applicable market price index as of December 31, 2024. Such a 10% change yields a potential impact of approximately $1.8 million to net income (loss).
Additionally, market prices of lithium products affect the economic feasibility of mining on our properties, the value of such properties and the potential timing of construction of Carolina Lithium.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See “Index to Consolidated Financial Statements” beginning on page F-1 of this Annual Report, which information is incorporated by reference into this Item 8.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
Item 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, under supervision and with the participation of our CEO (our Principal Executive Officer) and CFO (our Principal Financial Officer and Principal Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2024. Based on the evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. These rules define internal control over financial reporting as a process designed by, or under the supervision of, a company’s CEO and CFO and effected by our Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. This assessment was performed under the direction and supervision of our CEO and CFO and based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO. Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls. Based on this assessment, and criteria established in the COSO 2013 framework, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2024.
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
Changes in Internal Control over Financial Reporting
Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.
Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
OUR CORPORATE GOVERNANCE
Our business affairs are managed under the direction of our Board. Our Board has adopted a set of Principles of Corporate Governance (our “Corporate Governance Guidelines”) as a framework for the governance of the Company, which is posted on our website located at www.piedmontlithium.com/about/, under “Governance.”
The Board currently consists of seven directors and is divided into three classes of directors designated Class I, Class II and Class III. The Class 1 directors were elected at the 2024 Annual Meeting of Stockholders and their terms will expire at the 2027 Annual Meeting of Stockholders. The Class II directors were elected at the 2022 Annual Meeting of Stockholders and their terms will expire at the 2025 Annual Meeting of Stockholders. The Class III directors were elected at the 2023 Annual Meeting of Stockholders and their terms will expire at the 2026 Annual Meeting of Stockholders.
INFORMATION REGARDING OUR CLASS I DIRECTOR NOMINEES AND CONTINUING DIRECTORS
Biographical and other information regarding our directors, including the primary skills and experiences considered by our Nominating and Corporate Governance Committee and the Board in determining to recommend them as nominees, is set forth below.

Name	Class	Age (as of February 26, 2025)	Position

Jeff Armstrong	III	60	Chair of the Board

Keith Phillips	I	64	President and Chief Executive Officer and Director

Christina Alvord	III	57	Director

Jorge Beristain	II	55	Director

Michael Bless	I	59	Director

Claude Demby	II	60	Director

Dawne Hickton	I	67	Director

CLASS I DIRECTORS CONTINUING IN OFFICE UNTIL THE 2027 ANNUAL MEETING

Keith Phillips Age: 64 Director since: 2021
Background
Mr. Phillips has served as our President and Chief Executive Officer since July 2017 and as a member of our Board since May 2021. He also served as Chief Executive Officer and a member of the board of our predecessor company prior to the Redomiciliation. Mr. Phillips joined the Company after a 30-year career on Wall Street during which time he worked on strategic and financing transactions representing over $100 billion in aggregate value. He served, most recently, as Senior Advisor with merchant banker, Maxit Capital LP, from September 2015 to June 2017. Prior to Maxit Capital, he led the mining investment banking teams for Merrill Lynch, Bear Stearns, JPMorgan, and Dahlman Rose. Mr. Phillips received an M.B.A. from The University of Chicago and a Bachelor of Commerce from Laurentian University.
Qualifications and Skills
We believe Mr. Phillips is qualified to serve on our Board because of his extensive experience with mining companies, including many established global leaders, and his expertise in advising exploration and development-stage companies in achieving their strategic objectives, with a particular focus on obtaining relevance in the U.S. capital markets.

Michael Bless Age: 59 Director since: 2023
Background
Mr. Bless has served as a member of our Board since January 2023. He most recently served as Special Advisor to the Chief Executive Officer and board of directors of Century Aluminum Company (Nasdaq: CENX), a U.S.-based, publicly-held, global producer of primary aluminum, from July 2021 through March 2022. Previously, he served as Century’s President and Chief Executive Officer from November 2011 to July 2021, and he was a member of Century’s board of directors from December 2012 to July 2021. Mr. Bless also served as Century’s Executive Vice President and Chief Financial Officer from 2006 to November 2011. Prior to Century, he held a range of executive positions with several companies including Maxtor Corp., a technology company, and Rockwell Automation, Inc. (NYSE: ROK), an automation company. Mr. Bless also serves on the boards of CNA Financial Corp. (NYSE: CNA), a property/casualty insurance company, and Enact Holdings, Inc. (Nasdaq: ACT), a mortgage insurance company. He previously served on the board of Simpson Manufacturing Co., Inc. (NYSE: SSD) from 2017 to 2021. Mr. Bless received an A.B. in History from Princeton University.
Qualifications and Skills
We believe Mr. Bless is qualified to serve on our Board because of his extensive executive and operational experience in the integrated mining business.

Dawne Hickton Age: 67 Director since: 2024
Background
Ms. Hickton has served as a member of our Board since March 2024. Since June 2019, Ms. Hickton has served as the Chair, CEO, and President of Cumberland Additive, Inc., a woman-led innovative new technology specialty metals additive manufacturing company. Ms. Hickton was a past member of the National Space Council Users’ Advisory Group, chaired by the Vice President of the United States, which serves to enable and propel the United States’ space goals. Previously, from June 2019 to June 2022, she served as Executive Vice President of Jacobs Solutions Inc. (NYSE: J), an international technical professional services firm that provides engineering, technical, professional, and construction services, and President of its Critical Mission Solutions business line, which provides engineering design and support services for NASA, the U.S. Department of Energy and other national security priorities. From 2007 to 2015, she served as Vice Chair, President, and CEO of RTI International Metals, Inc. (formerly, NYSE: RTI), previously, a billion-dollar, vertically integrated global supplier of titanium mill products and fabricated metal components. Ms. Hickton also serves on the boards of Haynes International, Inc. (Nasdaq: HAYN), a developer, manufacturer, and distributor of high-performance alloys for use in high-temperature and corrosion applications, and Vmo Air (backed by funds managed by Ares Management Corp. (NYSE: ARES)), a provider of liquidity and fleet solutions to airlines, lessors, and original equipment manufacturers. She previously served on the boards of Jacobs Solutions Inc. (NYSE: J) from 2015 to 2019 and Triumph Group, Inc. (NYSE: TGI) from 2015 to 2019. Ms. Hickton is a graduate of the University of Rochester, and received her J.D. from the University of Pittsburgh School of Law.
Qualifications and Skills
We believe Ms. Hickton is qualified to serve on our Board because she is a transformative executive leader with a career that spans multiple industries in aerospace, space, defense, and energy. She has been both a public and private company CEO with operational, commercial, financial, and strategic experience in manufacturing, government services, and cyber, defense, and intelligence.

CLASS II DIRECTORS CONTINUING IN OFFICE UNTIL THE 2025 ANNUAL MEETING

Jorge Beristain Age: 55 Director since: 2021
Background
Mr. Beristain has served as a member of our Board since May 2021 and as a member of the Board of our predecessor company prior to the redomiciliation since May 2018. Mr. Beristain has served on the Board of Directors of Ryerson China Limited, since July 2024, and as Vice President of Finance for Ryerson Holding Corporation (NYSE: RYI) since October 2022. With revenue of over $5 billion, Ryerson is a leading value-added processor and distributor of industrial metals with over 110 global locations, supplying the industrial, transport, consumer, construction and energy sectors. He previously served as the Chief Financial Officer of Central Steel & Wire Co., a wholly owned subsidiary of Ryerson, since July 2019 where he was integral to its financial transformation. From 2000 to 2017, Mr. Beristain served as Managing Director and Head of Deutsche Bank AG’s Americas Metals & Mining equity research, where he was consistently ranked by institutional investors as one of the top analysts in the U.S. During his more than 20-year career on Wall Street, Mr. Beristain lived and worked in the U.S., Latin America, and Canada and visited hundreds of industrial companies worldwide. Mr. Beristain received a Bachelor of Communications from the University of Alberta and holds a Chartered Financial Analyst (CFA) designation.
We believe Mr. Beristain is qualified to serve on our Board because of his extensive international finance and public equity background and experience in the valuation of mining, metals, and chemical operations and downstream manufactured metal uses.

Claude Demby Age: 60 Director since: 2021
Background
Mr. Demby has served as a member of our Board since June 2021. He most recently served as President of Cree LED, a Smart Global Holdings, Inc. company that develops application-optimized LED chips and components, from 2020 to 2022. Prior to Smart Global Holdings acquiring Cree LED, from 2014 to 2020, Mr. Demby held various positions at Cree LED, including as Senior Vice President and General Manager of the Cree LED business, Senior Vice President of Corporate Development, and Senior Vice President of the Semi-Conductor Materials business. Mr. Demby served as Chief Executive Officer and Director of the Noël Group, LLC, a global manufacturer of synthetic foam materials, from 2008 to 2014, and served on the board of directors of the Noël Group from 2001 to 2008. From 2001 to 2008, Mr. Demby was President and Chief Operating Officer of L&L Products Inc., a global manufacturer of noise, vibration, and harshness solutions and structural devices for the automotive and aerospace sectors. Mr. Demby began his career in engineering roles with Procter & Gamble Company and GE Plastics and was focused on the chemical processing and manufacturing of consumer and industrial products. He has served as Chair of the Governance and Nominating Committee of the board of directors of Brown Capital Management Mutual Fund Trust (MUTF: BCSIX) and Brown Capital Management Small Company Fund, a mutual fund, since 2016 and on the board of directors of Eos Energy Enterprises (Nasdaq: EOSE), an energy storage company, since 2021. He previously served on the board of the Federal Reserve Bank of Richmond, Charlotte branch, from 2012 to 2017, including serving as Chairman. Mr. Demby has a strong record of community service through his co-founding and running of Valour Academy Schools, Inc., in Raleigh, North Carolina, and serving as an advisory board member of Duke Raleigh Hospital. Mr. Demby received an M.B.A. from the Rensselaer Polytechnic Institute and a B.S. in Chemical Engineering from the University of Delaware.
Qualifications and Skills
We believe Mr. Demby is qualified to serve on our Board because of his extensive executive and operational leadership experience in growing businesses internationally and his exceptional governance experience.

CLASS III DIRECTORS CONTINUING IN OFFICE UNTIL THE 2026 ANNUAL MEETING

Jeff Armstrong Age: 60 Director since: 2021
Background
Mr. Armstrong has served as Chair of our Board since May 2021. He also served as chair of the board of our predecessor company prior to the Redomiciliation. He most recently served as Chief Executive Officer and Chief Financial Officer of North Inlet Advisors, a FINRA-regulated entity, from 2009 until 2022. North Inlet provides investment banking services to middle-market companies in the industrial, consumer, business services, and agriculture spaces. Mr. Armstrong has served on the boards of private companies in the chemical, solar, health care device, and direct-to-consumer sectors. Prior to 2009, Mr. Armstrong served as Head of Mergers and Acquisitions, Private Equity Coverage and Leveraged Capital at what is now Wells Fargo’s Investment Bank. Mr. Armstrong also worked as an investment banker in the late 1980s and 1990s for Citigroup and Morgan Stanley. Mr. Armstrong resides in Charlotte, North Carolina, and is actively engaged in the community. He received an M.B.A. from the University of Virginia Darden School of Business, a B.S. from the McIntire School of Commerce and is a Chartered Financial Analyst.
Qualifications and Skills
We believe Mr. Armstrong is qualified to serve on our Board because of his extensive financial experience.

Christina Alvord Age: 57 Director since: 2023
Background
Ms. Alvord has served as a member of our Board since January 2023. She most recently served as President of the Central Division of Vulcan Materials Company (NYSE: VMC), the nation’s largest producer of construction aggregates, from 2019 to 2021. She previously served as Vulcan’s President of the Southern & Gulf Coast Division, from 2017 to 2019, and Vice President of Corporate Planning and Performance Improvement, from 2016 to 2017. Before joining Vulcan, Ms. Alvord held various executive management positions at GE Aviation, a subsidiary of General Electric, including serving as President of GE Aviation-Unison Industries and GE Aviation-Middle River Aircraft Systems. Ms. Alvord also serves on the boards of Apogee Enterprises, Inc. (Nasdaq: APOG), a provider of architectural products and services, and Albany International Corp. (NYSE: AIN), a developer and manufacturer of engineered components. She began her career as a strategy consultant at McKinsey & Co. Ms. Alvord received a B.S. in Political Science and a B.S. and M.S. in Mechanical Engineering from the Massachusetts Institute of Technology, and an M.B.A. from Harvard Business School.
Qualifications and Skills
We believe Ms. Alvord is qualified to serve on our Board because of her strong strategic leadership experience in the integrated mining business.

BOARD COMMITTEES
Our Board has a separately designated Audit Committee, Leadership and Compensation Committee, Nominating and Corporate Governance Committee, and Transaction Committee, each of which is comprised solely of independent directors. Members serve on these committees until their resignation or until otherwise determined by our Board. Each of these committees is empowered to retain outside advisors as it deems appropriate, regularly reports its activities to the full Board and has a written charter, which is posted on our website located at www.piedmontlithium.com/about/, under “Governance.”
AUDIT COMMITTEE
The primary purpose of our Audit Committee is to represent and assist the Board in discharging its oversight responsibility relating to: (i) the accounting and financial reporting processes of the Company and its subsidiaries, including the audits of the Company’s financial statements and the integrity of the financial statements; (ii) the Company’s compliance with legal and regulatory requirements; (iii) the outside auditor’s qualifications and independence and (iv) the performance of the Company’s outside auditor. Further, the Audit Committee oversees preparation of the report of the Audit Committee required by the SEC Rules to be included in the Company’s annual proxy statement.

Audit Committee Financial Expert
Mr. Beristain and Mr. Bless each qualify as an “audit committee financial expert,” as that term is defined in the rules and regulations established by the SEC, and all members of the Audit Committee are “financially literate” under Nasdaq listing rules.
CODE OF ETHICS
Piedmont has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our CEO, who is also our principal executive officer, and our CFO, who is our principal financial and principal accounting officer, or persons performing similar functions. It addresses, among other matters, compliance with laws and policies, conflicts of interest, proper use of corporate assets, confidentiality requirements, insider trading, and how to report compliance concerns. We intend to disclose future amendments to certain provisions of the Code of Business Conduct and Ethics, and waivers of the Code of Business Conduct and Ethics granted to executive officers and directors, on our website within four business days following the date of the amendment or waiver. A copy of the Code of Business Conduct and Ethics is available on our website located at www.piedmontlithium.com/about/, under “Governance.”
If an employee recognizes a potential ethics violation, they are empowered and encouraged to notify the appropriate management personnel so that the Company can investigate and take appropriate corrective action. Employees can also utilize Piedmont’s Whistleblower Hotline, a confidential resource available 24 hours a day, seven days a week, to raise concerns.
INFORMATION REGARDING OUR DIRECTORS

NAME	AGE	DIRECTOR SINCE	OCCUPATION	COMMITTEE MEMBERSHIP(S)	OTHER PUBLIC BOARDS

Jeff Armstrong*	60	2021	Former Chief Executive Officer and Chief Financial Officer of North Inlet Advisors	AC TC	None

Keith Phillips	64	2021	President and Chief Executive Officer of the Company	None	None

Christina Alvord*	57	2023	Former President of the Central Division of Vulcan Materials Company	LCC NCGC	Apogee Enterprises, Inc. Albany International Corp.

Jorge Beristain*	55	2021	Vice President of Finance for Ryerson Holding Corp.	AC (Chair)FE NCGC	None

Michael Bless*	59	2023	Former President and Chief Executive Officer of Century Aluminum Company	ACFE LCC TC	CNA Financial Corp. Enact Holdings, Inc.

Claude Demby*	60	2021	Former President of Cree LED	LCC (Chair) NCGC	Eos Energy Enterprises, Inc. Brown Capital Management Mutual Fund Trust

Dawne Hickton*	67	2024	Chair and Chief Executive Officer of Cumberland Additive, Inc.	NCGC (Chair) TC (Chair)	Haynes International, Inc.

*Independent.
AC: Audit Committee
LCC: Leadership and Compensation Committee
NCGC: Nominating and Corporate Governance Committee
TC: Transaction Committee
FEAudit Committee Financial Expert

EXECUTIVE OFFICERS
Biographical and other information regarding our executive officers is set forth below. There are no family relationships among any of our directors and/or executive officers.

Name	Age (as of February 26, 2025)	Position

Keith Phillips	64	President and Chief Executive Officer

Patrick Brindle	48	Executive Vice President and Chief Operating Officer(1)

Bruce Czachor	63	Executive Vice President and Chief Legal Officer and Secretary

Michael White	52	Executive Vice President and Chief Financial Officer

______________________________________
(1) On December 6, 2024, the Company and Mr. Brindle entered into a Separation Agreement and General Release of Claims in connection with Mr. Brindle’s retirement from the Company, effective December 31, 2024.

Keith Phillips
Keith Phillips. Mr. Phillips has served as our President and Chief Executive Officer since July 2017 and as a member of our Board since May 2021. He also served as Chief Executive Officer and a member of the board of our predecessor company prior to the Redomiciliation. Mr. Phillips joined the Company after a 30-year career on Wall Street during which time he worked on strategic and financing transactions representing over $100 billion in aggregate value. He served, most recently, as Senior Advisor with merchant banker, Maxit Capital LP, from September 2015 to June 2017. Prior to Maxit Capital, he led the mining investment banking teams for Merrill Lynch, Bear Stearns, JPMorgan, and Dahlman Rose. Mr. Phillips received an M.B.A. from The University of Chicago and a Bachelor of Commerce from Laurentian University.

Patrick Brindle
Patrick Brindle. Mr. Brindle served as our Executive Vice President and Chief Operating Officer from March 2022 to December 2024 and previously held the position of Chief Development Officer from May 2021 until March 2022. From January 2018 to May 2021, Mr. Brindle served as our Vice President of Project Management. Prior to joining the Company, from January 2000 to December 2017, he worked in various roles in engineering and management including as Vice President of Engineering with DRA Taggart, LLC, a subsidiary of DRA Global Limited, an engineering firm specialized in project delivery of mining and mineral processing projects globally. Over his career, Mr. Brindle has held various management and senior engineering roles, including multi-year expatriate assignments, and has completed engineering, procurement and construction projects in diverse jurisdictions, including the U.S., Canada, China, Mongolia, Brazil, Russia, and others. Mr. Brindle received a B.S. in Environmental Science and a B.S. in Civil Engineering from Virginia Tech.

Bruce Czachor
Bruce Czachor. Mr. Czachor has served as our Executive Vice President and Chief Legal Officer and Secretary since August 2021. He joined the Company in December 2018 on a part-time basis as our Vice President and General Counsel and served as legal consultant for most of 2020 before rejoining as our Vice President and General Counsel in December 2020. Mr. Czachor has over 35 years of experience in general corporate matters, corporate governance, capital markets, bank finance, mergers and acquisitions, joint ventures, licensing agreements and commercial transactions, and was previously a partner and associate at Shearman & Sterling LLP from 1988 to 2011 and a partner at Orrick, Herrington & Sutcliffe LLP from 2011 to 2013. Over his career, Mr. Czachor has represented a wide variety of businesses, ranging from Fortune 500 companies to start-ups, and he has extensive experience in the mining, energy and cleantech industries. Mr. Czachor received a J.D. from New York Law School and a B.A. in Political Science from Binghamton University. He is admitted to practice in New York, New Jersey and California.

Michael White
Michael White. Mr. White has served as our Executive Vice President and Chief Financial Officer since May 2021. Prior to joining the Company, from 2018 to 2020, Mr. White served as Vice President, Chief Accounting Officer and Corporate Controller of ChampionX Corp. (Nasdaq: CHX), formerly Apergy Corp., a multibillion-dollar manufacturing, chemicals and services public company, where he was responsible for leading the company’s global accounting and financial reporting. In that role, Mr. White led enterprise-wide transformation of the global controllership function, created sustainable financial reporting with key performance metrics for operational leadership and provided financial leadership related to mergers and acquisition activities, including a successful IPO. Prior to ChampionX, from 2014 to 2018, Mr. White served as Senior Vice President, Chief Accounting Officer and Corporate Controller for Aegion Corp., a global manufacturing company serving the industrial, oil and gas, and water industries. He has held senior financial leadership positions throughout his career with companies primarily in the energy and technology sectors, including roles as Chief Financial Officer of Baker Energy and as a manager in the assurance practice with Ernst & Young LLP. Mr. White received a Bachelor of Business Administration in Accounting and Finance from the University of Houston, C.T. Bauer College of Business and is a Certified Public Accountant.

INSIDER TRADING POLICY
We have an insider trading policy with respect to transactions in our securities that applies to directors, officers and employees, together with certain of their family members and controlled entities. Our insider trading policy also states that our transactions in our securities will comply with applicable securities and state laws. Among other things, the insider trading policy includes certain procedural restrictions, such as open / closed trading windows and pre-clearance processes that apply to certain covered persons. We believe our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules, regulations and listing standards applicable to us. For additional details, please refer to our insider trading policy, which we filed as Exhibit 19.1 to this Annual Report.
DELINQUENT SECTION 16(a) REPORTS
Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our outstanding common stock to file reports of their stock ownership and changes in their ownership of our common stock with the SEC. To our knowledge, including our review of the copies of all such reports furnished to the Company and written representations that no other reports were required in 2024, all Section 16(a) filing requirements were satisfied on a timely basis, except the following reports were filed late due to administrative error: (i) one Form 4 filed May 2024 (reporting grant awards) for Bruce Czachor, (ii) one Form 4 filed in May 2024 (reporting grant awards) for Michael White, and (iii) one Form 4 filed in May 2024 (reporting grant awards) for Patrick Brindle, our former Chief Operating Officer.

Item 11.     EXECUTIVE COMPENSATION.
NAMED EXECUTIVE OFFICERS
The following discussion describes and analyzes the philosophy, governance structure, policies, arrangements, and decisions determining the pay of Piedmont’s NEOs in 2024. On December 31, 2024, Mr. Brindle retired as Executive Vice President and Chief Operating Officer. During 2024, our NEOs were:

Name	Position

Keith Phillips	President and Chief Executive Officer

Patrick Brindle	Former Executive Vice President and Chief Operating Officer

Michael White	Executive Vice President and Chief Financial Officer

SUMMARY COMPENSATION TABLE
The following table presents information regarding the compensation earned by or granted to our NEOs during fiscal years ending December 31, 2024 and 2023.

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)	Total ($)

Keith Phillips President and Chief Executive Officer	2024	750,000	2,208,442	757,767	1,152,000	48,330(4)	4,868,209

	2023	750,000	3,538,121	741,571	978,000	51,188	6,058,880

Patrick Brindle(7) Executive Vice President and Chief Operating Officer	2024	475,000	1,249,003	474,032	434,189	45,438(5)	2,632,224

	2023	475,000	1,526,413	347,663	433,580	45,350	2,828,006

Michael White Executive Vice President and Chief Financial Officer	2024	400,000	707,818	268,622	401,500	49,294(6)	1,777,940

	2023	400,000	865,247	197,009	326,000	48,502	1,836,758

______________________________________
(1)Amounts reflected in this column represent the aggregate grant date fair value of: (i) PRAs granted during fiscal years 2024, and 2023; and (ii) RSUs granted during fiscal years 2024, and 2023, in each case granted under the 2021 Plan, calculated in accordance with ASC Topic 718. The grant date fair value of the RSUs granted during fiscal year 2024 was based on the closing stock price on the date of grant. For additional information regarding the assumptions underlying the PRAs granted during 2024, calculation, please see Note 4—Stock-Based Compensation to the audited consolidated financial statements in this Annual Report. If maximum performance was assumed, the amount included herein for the 2024 PRAs would have been as follows: $3,058,411 for Mr. Phillips, $1,310,768 for Mr. Brindle and $742,809 for Mr. White.
(2)Amounts reflected in this column represent the aggregate grant date fair value of stock options granted under the 2021 Plan, calculated in accordance with ASC Topic 718. For additional information regarding the assumptions underlying this calculation, please see Note 4—Stock-Based Compensation to the audited consolidated financial statements in this Annual Report.
(3)Amounts reflected in this column represent annual cash bonuses paid to our NEOs for performance in the applicable period. For more information regarding the 2024 annual cash bonuses, see “Elements of 2024 Compensation—Performance Based Annual Cash Bonuses” below. The 2023 annual bonuses for NEOs were paid quarterly on January 15, April 15, July 15, and October 15, 2024, and each payment (other than the January 15, 2024) includes 5% interest equal to 5% multiplied by a fraction, the numerator of which is the number of days the payment is delayed into 2024 and the denominator of which is 365.
(4)Amount includes (i) Company 401(k) matching contributions of $13,800, (ii) executive health benefits, (iii) costs associated with a corporate apartment of $26,702, (iv) country club membership dues, and (v) cell phone reimbursement.
(5)Amount includes (i) Company 401(k) matching contributions $13,800, (ii) executive health benefits, and (iii) costs associated with a corporate apartment, and (iv) cell phone reimbursement.
(6)Amount includes (i) Company 401(k) matching contributions of $13,800, (ii) executive health benefits, (iii) costs associated with a corporate apartment of $28,461, and (iv) cell phone reimbursement.
(7)On December 31, 2024, Mr. Brindle retired as Executive Vice President and Chief Operating Officer.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

ELEMENTS OF 2024 COMPENSATION
The elements of our executive compensation program are summarized below.

Component		Purpose	Performance Metric and Description

Short-Term/ Annual	Base Salary	Provides the security of a competitive fixed cash payment	Reviewed annually by the Leadership and Compensation Committee and adjusted based on competitive market practices and individual performance	Fixed

	Performance-Based Annual Cash Bonus	Offers variable, performance-based compensation that encourages excellent performance and accountability by tying payouts to the achievement of pre-established annual metrics for individual and overall Company performance	Fiscal and business objectives aligned to strategic goals and stockholder interests to support operational, commercial, corporate, fiscal, and ESG performance	Variable/ At-Risk

Long-Term	Performance Stock Units (50% of the long-term equity award)	Aligns interests of executives with long-term stockholder interests and the equity award with Company performance. Retains executives and motivates them to build stockholder value over the life of the grants
Awards vest, subject to continued service through the vesting date, in three equal tranches based on our TSR relative to the TSR of our specified peer group at 0% to 200% of target over one-, two-, and three-year performance periods:
•Tranche 1: January 1, 2024 through December 31, 2024; vests December 31, 2025
•Tranche 2: January 1, 2024 through December 31, 2025; vests December 31, 2025
•Tranche 3: January 1, 2024 through December 31, 2026; vests December 31, 2026

	Time-Based Restricted Stock Units (25% of the long-term equity award)	Provides appropriate balance between at-risk pay and time-vesting awards to retain and motivate executives to build stockholder value over the life of the grants	Time-based RSUs reduce the dilutive impact of our equity incentive program compared to appreciation awards. RSUs vest ratably on each of December 31, 2024, 2025, and 2026

	Premium-Priced Stock Options (25% of the long-term equity award)	Offers longer-term, variable, at-risk compensation that aligns with share-price appreciation. Focuses executives on growth	Appreciation awards that only have value if the stock price increases. Awards cliff vest at the end of the three years on December 31, 2026 and have the longest time horizon of the long-term equity incentive awards
Base Salary
The purpose of base salary, from the perspective of the Leadership and Compensation Committee, is to compensate our NEOs fairly and competitively with a fixed amount of cash for the jobs they perform. In addition, base salaries are used to recognize the experience, skills, knowledge, and responsibilities required of our NEOs. Accordingly, we seek to ensure that base salary levels are competitive and consistent with industry practices and peers. Base salaries are reviewed annually based on job responsibilities, experience, individual performance, and market competitiveness.

Performance-Based Annual Cash Bonus
The 2024 cash bonus scorecard was comprised of individual objectives (20% weighting) and Company strategic goals (80% weighting). Total payout under the 2024 cash bonus scorecard ranges from 0% to 200% of the target annual bonus amount for each NEO, with a 50% payout for threshold performance and a 200% payout for maximum performance.
A description of our 2024 strategic goals, objectives, goal weight, and weighted completion percentage is provided below.

STRATEGIC GOALS	Weight	Weighted Payout Percentage

Safety	12%	23%

Minimum Cash Balance	24%	48%

NAL Operating Costs	12%	12%

Cash Operating Expenses	16%	32%

Project Goals	16%	16%

Personal Goals	20%	*

2024 PERFORMANCE GOALS SCORECARD COMPLETION	100%	131%

* The Leadership and Compensation Committee evaluated each NEO individually. See table below for total weighted payout.
Based on the Company’s strategic goal performance and its assessment of each NEO’s achievement of individual objectives, the Leadership and Compensation Committee determined that the 2024 cash bonus related to strategic goals would be earned at 131% of target. In connection with its efforts to mitigate the potential impact of Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), the Leadership and Compensation Committee and the Board approved the acceleration of a portion of the 2024 cash bonuses, with the remainder paid during the first quarter of 2025.

Name	2024 Target Annual Bonus (% of Base Salary)	2024 Target Annual Bonus ($)	Weighted Payout Percentage	2024 Annual Bonus Earned ($)

Keith Phillips	100.0%	750,000	154%	1,152,000

Patrick Brindle(1)	70.0%	332,500	131%	434,189

Michael White	62.5%	250,000	161%	401,500

______________________________________
(1)Mr. Brindle retired from the Company effective December 31, 2024. As a part of his Separation Agreement, Mr. Brindle is entitled to the earned but unpaid bonus noted above if a change in control is completed by December 31, 2025.
LONG-TERM EQUITY INCENTIVE AWARDS
Long-term equity incentive awards in 2024 consisted of RSUs (25%), PRAs (50%), and premium-priced stock options (25%). Our compensation program uses these equity-based awards, the ultimate value of which is contingent on our longer-term performance, to provide NEOs with a direct incentive to seek increased stockholder returns. We believe this aligns the interests and actions of our NEOs with the interests of the Company’s stockholders. The RSUs granted in 2024 vest in equal installments on each of December 31, 2024, 2025, and 2026, and the premium-priced stock options vest on December 31, 2026.
The Leadership and Compensation Committee recommended, and on March 7, 2024 the Board approved, long-term equity incentive awards, with Mr. Phillips’ awards subject to stockholder approval, which was obtained at the 2024 annual stockholders meeting.

Name	Total Target Long-Term Incentive Awards Award Value ($)	PRA Target Value ($)	RSU Value ($)	Stock Option Value ($)

Keith Phillips	3,500,000	1,750,000	875,000	875,000

Patrick Brindle(1)	1,500,000	750,000	375,000	375,000

Michael White	850,000	425,000	212,500	212,500

______________________________________
(1)Mr. Brindle retired from the Company effective December 31, 2024.
2024 PRAs
PRAs based on relative TSR create a direct link between pay and performance by tying the number of earned PRAs to the TSR realized by our stockholders relative to the specified TSR peer group. Awards vest in three equal tranches based on our TSR relative to the TSR of our specified peer group ranging from 0% to 200% of target over one-, two-, and three-year performance periods ending on December 31, 2024, 2025, and 2026. The earned PRAs vest on December 31, 2025, with respect to the first two performance periods, and December 31, 2026, with respect to the last performance period.
The number of PRAs that become earned for each one-third tranche is determined by ranking each member of the relative TSR peer group from highest to lowest TSR without inclusion of Piedmont. Piedmont’s TSR is then compared to the TSR peer group to determine the Company’s percentile rank and the resulting payout percentage, as set forth below (with straight-line interpolation for any attained percentile between two of the levels):

Relative TSR Peer Company Percentile Rank	Payout Percentage

≥ 75th Percentile	200%

50th Percentile	100%

25th Percentile	50%

< 25th Percentile	0%

The TSR peer group for the 2024 PRAs includes the following companies:

Albemarle Corporation	MP Materials Corp.

AMG Critical Materials N.V.(3)	Nouveau Monde Graphite Inc.

Argosy Minerals Limited(1)	Novonix Ltd.(1)

Atlas Lithium Corporation	Patriot Battery Metals Inc(2)

Core Lithium Ltd.(1)	Pilbara Minerals Ltd.(1)

Critical Elements Lithium Corporation(2)	Sayona Mining Ltd.(1)

Frontier Lithium Inc(2)	Sigma Lithium Corporation

ioneer Ltd	Sociedad Quimica y Minera de Chile S.A.

Jervois Global Ltd.(1)	Standard Lithium Ltd.

Lake Resources N.L.(1)	Syrah Resources Ltd.(1)

Li-Cycle Holdings Corp.	Talon Metals Corp.(2)

LionTown Resources Ltd.(1)	Vulcan Energy Resources Ltd

Lithium Americas (Argentina) Corp.	Wildcat Resources Ltd(1)

Lithium Americas Corp.	Winsome Resources Limited(1)

______________________________________
(1)Primary listing is on the Australian Stock Exchange.
(2)Primary listing is on the Toronto Stock Exchange.
(3)Primary listing is on the London Stock Exchange.
Performance of Tranche 1 of 2024 PRAs
These 2024 PRAs were based on the Company’s TSR performance relative to the TSR peer group during the one-year performance period ending December 31, 2024, which has not yet been certified by the Leadership and Compensation Committee. The earned 2024 PRAs vest on December 31, 2025, subject to approval of performance level by the Leadership and Compensation Committee and the NEO’s continued service with the Company.
Performance of Tranche 2 of 2023 PRAs
Following the end of the performance period for the second one-third tranche of the 2023 PRAs, which ended December 31, 2024, the Leadership and Compensation Committee reviewed the Company’s TSR ranking relative to the TSR for each member of the TSR peer group, resulting in a shares payout percentage of 86% of target as a result of the Company’s TSR ranking at the 43rd percentile of the TSR peer group. These PRAs vested on December 31, 2024.
Performance of 2022 Operational PRAs
The 2022 PRAs granted to the NEOs were eligible to vest upon the achievement of corporate milestones prior to December 31, 2024. On August 10, 2023, the Leadership and Compensation Committee determined that the milestone related to the release of a comprehensive announcement of a positive DFS of Ewoyaa was achieved, and as such, 25% of the 2022 PRAs vested for each NEO. On August 9, 2023, the Leadership and Compensation Committee determined that the milestone related to the first commercial shipment of spodumene concentrate from NAL was achieved, and as such, 25% of the 2022 PRAs vested for each NEO. The remaining 50% of the 2022 PRAs held by each NEO s were not achieved and expired on December 31, 2024.
STOCK OWNERSHIP GUIDELINES
To ensure executive and stockholder interests are adequately aligned, we require NEOs to own significant amounts of Piedmont stock, as shown below. The required amounts are set at multiples of base salary. Executives have five years from the time the guidelines were adopted or, if later, the time they are first hired or promoted into a position at the executive vice president level or above to meet the guideline requirement.
The number of shares of Company stock that must be held depends upon the executive officer’s base salary on the date of hire, date of promotion, or the Company’s defined measurement date. Our annual defined measurement date is January 2 (or the next trading date, if such date is not a trading date), date of hire, or date of promotion, whichever is most relevant. As of December 31, 2024, Mr. Phillips and Mr. White were on track to comply with their 5x base and 2x base salary requirements, respectively. Mr. Brindle ceased to be subject to the ownership requirements following his retirement on December 31, 2024.
Shares owned by the executive officers directly or indirectly (e.g., by a spouse, minor child, or trust) and time-based restricted stock and RSUs are credited towards the stock ownership guidelines. PRAs, other performance-based awards, and stock options (whether vested or unvested) do not count toward stock ownership guidelines. Until the executive officer holds the requisite number of shares of Company stock, the executive officer may not sell more than 50% of the shares, net of shares sold for applicable withholding taxes, acquired from the settlement of stock awards or from the exercise of stock options. However, prior to meeting stock ownership guidelines, an executive officer is permitted to sell, without restriction, shares of Company stock purchased on the open market.
NO HEDGING, PLEDGING, OR SHORT SELLING
The Company maintains a trading policy that prohibits any hedging, pledging, or short selling (profiting if the market price decreases) of Company securities by any director or employee (including executive officers) whose function and responsibilities provide access to material, non-public information about the Company. The trading policy also prohibits such persons from pledging Company securities as collateral in a margin account with a broker-dealer.
CLAWBACK POLICY
We maintain a Compensation Recoupment (Clawback) Policy, which is intended to comply with the requirements of Nasdaq Listing Standard 5608 implementing Rule 10D-1 under the Exchange Act. In the event the Company is required to prepare an accounting restatement of the Company’s financial statements due to material non-compliance with any financial reporting requirement under the federal securities laws, the Company will recover, on a reasonably prompt basis, the excess incentive-based compensation received by any covered executive, including the NEOs, during the prior three fiscal years that exceeds the amount that the executive otherwise would have received had the incentive-based compensation been determined based on the restated financial statements.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE
The following table sets forth information regarding outstanding stock options, PRAs and RSUs held by our NEOs as of December 31, 2024.

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)

Keith Phillips	10,786	—		65.00	5/19/2031	—		—	—		—

	58,950	—		55.00	12/31/2031	—		—	—		—

	—	29,890	(2)	67.50	3/7/2033	—		—	—		—

	—	169,903	(3)	16.00	12/31/2034	—		—	—		—

	—	—		—	—	4,420	(4)	38,631	—		—

	—	—		—	—	42,908	(5)	375,016	—		—

	—	—		—	—	—		—	42,907	(6)	375,007

	—	—		—	—	—		—	8,839	(7)	77,253

	—	—		—	—	—		—	85,814	(8)	750,014

Patrick Brindle(9)	4,530	—		65.00	5/19/2031	—		—	—		—

	43,077	—		55.00	12/31/2031	—		—	—		—

	12,810	—		67.50	12/31/2033	—		—	—		—

	72,816	—		16.00	12/31/2034	—		—	—		—

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)

Michael White	4,530	—		65.00	5/19/2031	—		—	—		—

	24,940	—		55.00	12/31/2031	—		—	—		—

	—	7,259	(2)	67.50	12/31/2033	—		—	—		—

	—	41,263	(3)	16.00	12/31/2034	—		—	—		—

	—	—		—	—	1,074	(4)	9,387	—		—

	—	—		—	—	10,422	(5)	91,088	—		—

	—	—		—	—	—		—	10,421	(6)	91,080

	—	—		—	—	—		—	2,147	(7)	18,765

	—	—		—	—	—		—	20,842	(8)	182,159

______________________________________
(1)Amounts in these columns reflect the value of outstanding PRAs and RSUs as of December 31, 2024 and are based on a per share price of $8.74 as of December 31, 2024, which was the closing price of our common stock on the last trading day in 2024.
(2)These stock options vest on December 31, 2025, subject to the NEO’s continued service with the Company.
(3)These stock options vest on December 31, 2026, subject to the NEO’s continued service with the Company.
(4)These RSUs vest on December 31, 2025, subject to the NEO’s continued service with the Company.
(5)These RSUs vest as to 50% on each of December 31, 2025 and 2026, subject to the NEO’s continued service with the Company.
(6)These 2024 PRAs were based on the Company’s TSR performance relative to the TSR peer group during the one-year performance period ending December 31, 2024, which has not yet been certified by the Leadership and Compensation Committee. The earned 2024 PRAs vest on December 31, 2025, subject to approval of performance level by the Leadership and Compensation Committee and the NEO’s continued service with the Company. In accordance with SEC requirements, the amounts reported herein reflect target performance levels.
(7)These 2023 PRAs are eligible to become earned at 0% to 200% of target in equal tranches based on the Company’s TSR performance relative to the TSR peer group during the three-year performance period ending December 31, 2025. In accordance with SEC requirements, the amounts reported herein reflect target performance levels.
(8)These 2024 PRAs are eligible to become earned at 0% to 200% of target in equal tranches based on the Company’s TSR performance relative to the TSR peer group during the one-, two-and three-year performance periods ending December 31, 2024, 2025 and 2026. In accordance with SEC requirements, the amounts reported for the on-going performance periods reflect target performance levels.
(9)On December 31, 2024, Mr. Brindle retired as Executive Vice President and Chief Operating Officer. In connection with his separation, all of his outstanding equity awards fully vested on the separation date.

ADDITIONAL NARRATIVE DISCLOSURE
OTHER COMPENSATION AND BENEFITS
The NEOs are eligible to participate in employee benefit plans and programs, including medical plans, dental and vision coverage, short-term and long-term disability insurance, and term life insurance, to the same extent as the Company’s other full-time employees, subject to the terms and eligibility requirements of those plans. The NEOs also are eligible to participate in the Company’s 401(k) defined contribution plan, subject to limits imposed by the Internal Revenue Code, to the same extent as the Company’s other full-time employees. We do not maintain any defined benefit pension plans or any nonqualified deferred compensation plans.
We provide our NEOs with limited perquisites. In order to attain cost savings versus hotel stays, each of our NEOs, who have principal work locations other than the Company’s headquarters, are provided with a corporate apartment near our headquarters. In addition, our NEOs are eligible for executive health benefits, which include an annual physical. The Company’s CEO received a modest country club membership in Gaston County, North Carolina. The Company believes it is important for our executives to engage with and support business relationships and learn more about the community and business needs in Gaston County, which the country club memberships facilitate.
EQUITY GRANT TIMING PRACTICES
The Leadership and Compensation Committee and the Board generally approve annual equity awards, including to the NEOs, shortly after the filing of this Annual Report. During 2024, the Leadership and Compensation Committee and the Board did not take material nonpublic information into account when determining the timing and terms of any equity award, and the Company did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Employment Agreements
We have entered into at-will employment agreements with each of our NEOs in connection with our Redomiciliation in 2021. Each of the employment agreements provides for the following severance and other benefits upon the NEO’s termination by the Company without “cause” or resignation by the NEO for “good reason” (collectively, a “Covered Termination”), with certain enhanced severance benefits in the event such Covered Termination occurs within three months prior to or within 12 months following a change in control (a “CIC Covered Termination”). The potential Merger with Sayona Mining will constitute a change in control for purposes of the employment agreements.

Mr. Phillips Severance Benefits

Covered Termination	CIC Covered Termination

•Lump sum severance equal to 24 months of base salary
•Company-paid COBRA continuation coverage for 24 months
•Accelerated vesting of unvested equity awards (with performance-based awards vesting at target)

•Lump sum severance equal to 2.5x the sum of base salary plus target annual bonus
•Pro-rata target annual bonus for the year of termination
•Earned but unpaid annual bonus for the prior year
•Company-paid COBRA continuation coverage for 30 months
•Accelerated vesting of unvested equity awards (with performance-based awards vesting at target)

Mr. White Severance Benefits

Covered Termination	CIC Covered Termination

•Lump sum severance equal to 12 months of base salary
•Pro-rata annual bonus for the year of termination based on actual performance
•Earned but unpaid annual bonus for the prior year
•Company-paid COBRA continuation coverage for 12 months
•Accelerated vesting of unvested equity awards (with performance-based awards vesting at target)

•Lump sum severance equal to 2.0x the sum of base salary plus target annual bonus
•Pro-rata target annual bonus for the year of termination
•Earned but unpaid annual bonus for the prior year
•Company-paid COBRA continuation coverage for 12 months
•Accelerated vesting of unvested equity awards (with performance-based awards vesting at the greater of actual performance or target).

Mr. Brindle Severance Benefits(1)

Covered Termination	CIC Covered Termination

•Lump sum severance equal to 12 months of base salary
•Company-paid COBRA continuation coverage for 12 months
•Accelerated vesting of unvested equity awards (with performance-based awards vesting at target)

On December 6, 2024, the Company and Mr. Brindle entered into a Separation Agreement and General Release of Claims in connection with Mr. Brindle’s retirement from the Company, effective December 31, 2024. As a part of the Separation Agreement, Mr. Brindle received his Covered Termination payments. In addition, Mr. Brindle is entitled to the following CIC Covered Termination payments if a change in control is completed by December 31, 2025:

•A reduced CIC payment of $63,333, plus earned but unpaid bonus for the prior year

______________________________________
(1)    Mr. Brindle retired from the Company effective December 31, 2024.
Equity Awards
The award agreements for the stock options, RSUs, and PRAs granted in 2023 and 2024 also provide for pro-rata vesting upon the NEO’s death, disability or retirement, with any performance conditions deemed satisfied at target. For purposes of these awards, “retirement” is defined as (i) age 63 with six years of service if retirement occurs in 2023, (ii) age 61 with seven years of service if retirement occurs in 2024, and (iii) age 59 with eight years of service if retirement occurs in 2025. Mr. Phillips was retirement-eligible with respect to these awards as of December 31, 2024; however, no additional portion of the award would have vested upon a retirement on December 31, 2024. In addition, if an NEO was age 62 with five years of service as of the applicable grant date, then any termination (other than a termination for “cause”) that occurs during 2025 will result in full acceleration. Based on each NEO’s age and years of service as of the grant date, only Mr. Phillips is eligible for such full acceleration.
DIRECTOR COMPENSATION
The Board’s policy is to compensate non-executive directors with the intent to attract directors with experience applicable to our operations and strategy by providing fair pay, aligning the interests of our non-executive directors with the long-term interests of our stockholders, and structuring a program that is simple, transparent and easy for stockholders to understand. The Leadership and Compensation Committee and the Board annually review non-executive director compensation to ensure such compensation remains current with market practices and the foregoing principles.

The following table summarized the cash retainers for service as a member of the Board and as a member or chair of our Board committees, as well as an annual equity grant:

$

Annual Cash Retainer	60,000

Committee Chair Retainers:

Audit Committee	20,000

Leadership and Compensation Committee	15,000

Nominating and Corporate Governance Committee	12,000

Committee Member Retainers:

Audit Committee	9,500

Leadership and Compensation Committee	7,500

Nominating and Corporate Governance Committee	5,000

Value of Annual Equity Grant (Board Chair)	190,000

Value of Annual Equity Grant (Other Board Members)	105,000

In accordance with the 2024 director compensation program, each non-executive director received an annual equity award of RSUs, which were subject to stockholder approval at the 2024 annual meeting. The number of RSUs granted is calculated using the target value and the volume-weighted average price of the Company’s common stock for the 20-day period ending on February 29, 2024, resulting in Mr. Armstrong receiving 13,976 RSUs and each other non-executive director receiving 7,724 RSUs. The RSU awards vested immediately upon receiving stockholder approval; however, non-executive directors are restricted from selling the shares received in settlement of the RSUs during the director’s tenure as a Board member (other than such number as is necessary to cover income taxes arising from such RSUs). We also prohibit non-executive directors from entering into arrangements to limit their exposure to equity awards granted as part of their compensation package.
2024 DIRECTOR COMPENSATION TABLE
The following table sets forth the total compensation earned by our non-executive directors for the year ended December 31, 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)

Jeff Armstrong	74,907	166,035	240,941

Christina Alvord	72,500	91,761	164,261

Jorge Beristain	85,000	91,761	176,761

Michael Bless	77,000	91,761	168,761

Claude Demby	80,000	91,761	171,761

Dawne Hickton	53,959	91,761	145,720

______________________________________
(1)    Amounts in this column represent the aggregate grant date fair value of the RSUs granted during 2024, calculated in accordance with ASC Topic 718 based on the closing price of our common stock on the date of grant, which was $11.88 for RSUs approved by the Leadership and Compensation Committee on February 29, 2024 and approved by stockholders on June 13, 2024. For additional information regarding the assumptions underlying this calculation, please see Note 4—Stock-Based Compensation to the audited consolidated financial statements included in this Annual Report.
STOCK OWNERSHIP GUIDELINES
We require our directors to own significant amounts of our stock. Each non-executive director is required to accumulate stock equal to 5x the cash component of a non-executive director’s annual retainer (excluding any retainers for service on committees of the Board and any retainers for Board and committee leadership).Non-executive directors have five years to meet the requirement measured from April 28, 2022, the date the guidelines were adopted, or, if later, the time they are first retained as directors.
Individual and joint holdings of the Company’s stock with immediate family members count toward fulfilling the guidelines. Until a director holds the requisite number of shares of Company stock, the director may not sell more than 50% of the shares, net of shares sold for tax obligations, acquired from the vesting of stock awards.However, prior to meeting our stock ownership guidelines, a director is permitted to sell, without restriction, shares of Company stock purchased directly or indirectly by the director. All non-executive directors are either currently in compliance with the guidelines or expected to comply with the guidelines by the end of the five-year grace period.
INDEMNIFICATION AGREEMENTS
We have entered into indemnification agreements with our directors and our executive officers. The indemnification agreements and our Bylaws require us to indemnify these individuals to the fullest extent permitted by Delaware law.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
As of February 18, 2025, we had 21,943,521 shares of our common stock outstanding. Based on information known to us as of February 18, 2025, 15,724,943 shares of our common stock were held in the U.S. by 133 holders of record and 6,218,578 shares of our common stock were held in Australia in the form of CDIs by 450 holders of record. Unless otherwise noted, the mailing address of each listed beneficial owner is c/o Piedmont Lithium Inc., 42 E Catawba Street, Belmont, North Carolina 28012.
The following table lists, as of February 18, 2025, the number of shares of our common stock beneficially owned by each stockholder or group of stockholders known by us to be the beneficial owner of more than 5% of our outstanding common stock, each of our directors, our NEOs and our current executive officers and directors, as a group. Beneficial ownership is calculated based on 21,943,521 shares outstanding as of February 18, 2025, and amounts representing less than 1% are denoted with an asterisk (*). To our knowledge and subject to applicable community property rules, and unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse, as applicable) with respect to the shares set forth in the following table.

	Shares Beneficially Owned(1)

	Number	Percentage

Greater than 5% Holders:

Entities affiliated with BlackRock Inc.(2)	1,689,394	7.70%

LG Chem, Ltd.(3)	1,096,535	5.00%

Named Executive Officers and Directors:

Keith Phillips(4)	186,417	*

Bruce Czachor(5)	45,667	*

Michael White(6)	47,630	*

Jeff Armstrong	50,824	*

Christina Alvord	9,315	*

Jorge Beristain	42,421	*

Michael Bless	11,065	*

Claude Demby	11,179	*

Dawne Hickton	7,724	*

All current executive officers and directors as a group (9 persons)(7)	412,242	1.81%
______________________________________
(1)Beneficial ownership is determined according to the rules of the SEC and, generally, a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including options that are currently exercisable or exercisable within 60 days of February 18, 2025, and RSUs and PRAs that are scheduled to settle in stock within 60 days of February 18, 2025. Shares of our common stock, subject to stock options currently exercisable or exercisable within 60 days of February 18, 2025, and RSUs and PRAs that are scheduled to settle in stock within 60 days of February 18, 2025, are deemed to be outstanding for computing the percentage ownership of the person holding these stock options, RSUs and/or PRAs and the percentage ownership of any group of which the holder is a member but are not deemed outstanding for computing the percentage of any other person.
(2)Based on a Schedule 13G filed by BlackRock, Inc. (“BlackRock”) with the SEC on November 8, 2024. BlackRock holds (i) sole voting power with respect to 1,630,514 shares and (ii) sole dispositive power with respect to 1,689,394 shares. The address of BlackRock is 50 Hudson Yards, New York, NY 10001.
(3)Based on a Schedule 13G filed by LG Chem, with the SEC on March 1, 2023. LG Chem holds (i) sole voting power with respect to 1,096,535 shares and (ii) sole dispositive power with respect to 1,096,535 shares. The address of LG Chem is LG Twin Towers, 128, Yeoui-daero, Yeongdeungpo-gu, Seoul 07336 Republic of Korea.
(4)Consists of 116,681 shares of common stock and 69,736 shares underlying options exercisable within 60 days of February 18, 2025.
(5)Consists of 18,570 shares of common stock and 27,097 shares underlying options exercisable within 60 days of February 18, 2025.
(6)Consists of 18,160 shares of common stock and 29,470 shares underlying options exercisable with 60 days of February 18, 2025.
(7)Includes shares underlying options exercisable within 60 days of February 18, 2025 listed above in footnotes 4 through 6.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The table below sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2024.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)(1) (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)(2) (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#) (c)

Equity compensation plans approved by security holders(3)	1,116,763	36.21	1,412,632

Equity compensation plans not approved by security holders	—	—	—

Total	1,116,763	36.21	1,412,632
______________________________________
(1)Reflects outstanding stock options, RSUs and PRAs (assuming target performance) as of December 31, 2024.
(2)The weighted average exercise price does not include outstanding RSUs or PRAs, which have no exercise price.
(3)Reflects information regarding the 2021 Plan, which was approved by the Company’s stockholders prior to its Redomiciliation.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
RELATED PERSON TRANSACTIONS POLICY
We have adopted a written Related Person Transactions policy that sets forth our procedures for the identification, review, consideration and approval or ratification of interested transactions. For purposes of our policy, an interested transaction is any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (i) the aggregate amount involved exceeds or is expected to exceed the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years (including any periodic payments or installments due on or after the beginning of the Company’s last completed fiscal year and, in the case of indebtedness, the largest amount expected to be outstanding and the amount of annual interest thereon), (ii) the Company or any of its subsidiaries is a participant and (iii) any related person has or will have a direct or indirect interest. A related person is any (i) person who is or was (since the beginning of the Company’s last completed fiscal year, even if they do not presently serve in that role) an executive officer, director or nominee for election as a director, (ii) greater than 5% beneficial owner of the Company’s common stock or (iii) immediate family member of any of the foregoing. Transactions involving compensation for services provided to us as an employee or director, among other limited exceptions, are deemed to have standing pre-approval by the Audit Committee but may be specifically reviewed if appropriate in light of the facts and circumstances.
Under the policy, if a transaction has been identified as an interested transaction, our management must present information regarding the interested transaction to our Audit Committee for review, consideration, and approval or ratification. We will collect information that we deem reasonably necessary from each director, executive officer, and, to the extent feasible, significant stockholder to enable us to identify any existing or potential interested transaction and to effectuate the terms of the policy. In addition, under our Code of Business Conduct and Ethics, our directors, officers and employees have an affirmative responsibility to disclose any transaction or relationship that gives rise to an actual or potential conflict of interest. In considering interested transactions, our Audit Committee will take into account, among other factors it deems appropriate, whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.
The foregoing policies and procedures were followed with respect to the transaction described below.
RELATED PERSON TRANSACTIONS
The following is a summary of each transaction or series of similar transactions since January 1, 2024, or any currently proposed transaction, to which we were or are a party in which: (i) the amount involved exceeds $120,000; and (ii) any related person (including our directors, executive officers, beneficial owners of more than 5% of our common stock, and any members of their immediate family) had or will have a direct or indirect material interest, other than compensation and other arrangements that are described under the section titled “Executive Compensation” or that were approved by our Compensation Committee.
Beneficial ownership of securities is determined in accordance with the rules of the SEC.
SALE OF SHARES OF ATLANTIC LITHIUM
On January 18, 2024, we sold 24,479,868 shares of Atlantic Lithium for an average $0.32 per share. The shares sold represented approximately 4% of Atlantic Lithium’s outstanding shares and resulted in net proceeds of $7.7 million. In connection with the sale of the shares, we no longer hold a board seat with Atlantic Lithium and therefore do not exercise significant influence. Our remaining investment in Atlantic Lithium of approximately 5% is accounted for as an investment in marketable securities and presented at fair value at each reporting date based on the closing price of Atlantic Lithium’s share price on the ASX. Our reduced ownership in Atlantic Lithium has no impact on our earn-in or offtake rights with Atlantic Lithium and the Ewoyaa project.
SALE OF SHARES OF SAYONA MINING
On February 21, 2024, we sold 1,249,806,231 shares of Sayona Mining for an average of $0.03 per share. The shares sold represented our entire holding in Sayona Mining and approximately 12% of Sayona Mining’s outstanding shares and resulted in net proceeds of $41.4 million. The sale of these shares has no impact on our joint venture or offtake rights with Sayona Quebec.
DIRECTOR INDEPENDENCE
Nasdaq listing rules require a majority of a listed company’s board of directors be comprised of independent directors who, in the opinion of the board of directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating committees must be independent, and audit and compensation committee members must satisfy additional independence criteria under the Exchange Act.
Our Board undertook a review of its composition and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including the beneficial ownership of our common stock by each director, our Board has determined that Messrs. Armstrong, Beristain, Bless and Demby and Mses. Alvord and Hickton qualify as “independent directors” as defined under the Nasdaq listing rules. Mr. Phillips is not deemed to be independent under Nasdaq listing rules by virtue of his employment with the Company. In making such determinations, our Board considered the relationships that each such non-employee director has with the Company and all other facts and circumstances our Board deemed relevant in determining independence.
Our Board also determined that each of the directors currently serving on the Audit Committee and the Leadership and Compensation Committee satisfies the heightened independence standards applicable to directors serving on audit committees and compensation committees under Nasdaq listing rules and the rules and regulations established by the SEC.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Audit Fees, Audit-Related Fees, Tax Fees and Other Fees

The following table summarizes approximate aggregate fees billed to us by Deloitte, our former independent registered public accounting firm, and PwC, our current independent registered public accounting firm, for the fiscal years ended December 31, 2024 and 2023:

(in thousands)	PwC		Deloitte

Fee Category	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023

Audit Fees(1)	$800	$—	$—	$973

Audit-Related Fees	—	—	—	—

Tax Fees(2)	816	1,090	—	—

All Other Fees(3)	3	227	40	2

Total Fees	$1,619	$1,317	$40	$975
______________________________________
(1)Audit Fees are fees billed, or expected to be billed, by our independent registered public accounting firms for professional services for the financial statement audit of Piedmont Lithium and its subsidiaries included in our Annual Reports, reviews of consolidated financial statements included in our quarterly reports on Form 10-Q, and services associated with securities filings, such as comfort letters and consents.
(2)Tax fees consisted of fees for professional services performed with respect to tax compliance, tax advice, and tax planning.
(3)Other Fees are fees billed by our independent registered public accounting firms for access to research tools and subscription services.
Policy on Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Auditor
The Audit Committee has adopted policies and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. Pre-approval of an audit or non-audit service maybe given as a general pre-approval, as part of the Audit Committee’s approval of the scope of the engagement of our independent registered public accounting firm, or on an individual basis. Any proposed services exceeding general pre-approved levels also require specific pre-approval by our Audit Committee.

PART IV
Item 15.    EXHIBITS.
1. Financial Statements
See “Index to Consolidated Financial Statements” beginning on page F-1 of this Annual Report, which information is incorporated by reference into this Item 15.
2. Financial Statement Schedules
Financial statement schedules have not been included because they are not applicable, or the information is included in consolidated financial statements or notes thereto.
3. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report and such Exhibit Index is incorporated herein by reference.
Exhibit Index

Exhibit Number	Description
2.1	Agreement and Plan of Merger among Sayona Mining Limited, Shock MergeCo Inc. and Piedmont Lithium Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 19, 2024)
3.1	Amended and Restated Certificate of Incorporation of Piedmont Lithium Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed on May 18, 2021)
3.2	Amended and Restated Bylaws of Piedmont Lithium Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 24, 2023)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 the Company’s Annual Report on Form 10-K filed on September 24, 2021)
10.1+	Piedmont Lithium Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2021)
10.2+	Executive Employment Agreement, dated as of September 22, 2021, by and between Keith Phillips, Piedmont Lithium Inc. and Piedmont Lithium Carolinas, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on September 24, 2021)
10.3+	Executive Employment Agreement, dated as of June 4, 2021, by and between Michael White and Piedmont Lithium Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2021)
10.4+	Executive Employment Agreement, dated as of September 22, 2021, by and between Bruce Czachor and Piedmont Lithium Inc. and Piedmont Lithium Carolinas, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on September 24, 2021)
10.5+	Executive Employment Agreement, dated as of September 22, 2021, by and between Patrick Brindle and Piedmont Lithium Inc. and Piedmont Lithium Carolinas, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on September 24, 2021)
10.6	Separation Agreement and General Release of Claims between Piedmont Lithium Inc. and Patrick Brindle, dated December 6, 2024. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2024)
19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche, LLP
23.2*	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers
23.3*	Consent of Qualified Person (Dr. Steven Keim, Marshall, Miller & Associates) (with respect to the Carolina Lithium Project Amended Technical Report Summary, dated April 20, 2023)
23.4*	Consent of Qualified Person (Leon McGarry) (with respect to the Carolina Lithium Project Amended Technical Report Summary, dated April 20, 2023)
23.5*	Consent of Qualified Person (Peter Grigsby, Primero Americas Inc.) (with respect to the Carolina Lithium Project Amended Technical Report Summary, dated April 20, 2023)
23.6*	Consent of Qualified Person (Steve Andrews) (with respect to the Authier Technical Report Summary, dated February 18, 2025)

23.7*	Consent of Qualified Person (Anthony O’Connell) (with respect to the Authier Technical Report Summary, dated February 18, 2025)
23.8*	Consent of Qualified Person (Steve Andrews) (with respect to the North American Lithium Technical Report Summary, dated December 9, 2024)
23.9*	Consent of Qualified Person (Alan Hocking) (with respect to the North American Lithium Technical Report Summary, dated December 9, 2024)
23.10*	Consent of Qualified Person (Simon O’Leary) (with respect to the North American Lithium Technical Report Summary, dated December 9, 2024)
23.11*	Consent of Qualified Person (Anthony O’Connell) (with respect to the North American Lithium Technical Report Summary, dated December 9, 2024)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
96.1	Amended Technical Report Summary of the Carolina Lithium Project, dated April 20, 2023 (incorporated by reference to Exhibit 96.3 to the Company’s Annual Report on Form 10-K/A filed on April 24, 2023)
96.2*	Authier Technical Report Summary, dated February 18, 2025
96.3*	North American Lithium Technical Report Summary, dated December 9, 2024
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on February 29, 2024)
101.INS*	XBRL Instance Document - - embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).
__________________________
*Filed herewith.
+    Indicates management contract or compensatory plan.
Item 16.    ANNUAL REPORT ON FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Piedmont Lithium Inc.
(Registrant)

Date: February 26, 2025	By:	/s/ Michael White
Michael White
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Keith Phillips	President and Chief Executive Officer and Director	February 26, 2025
Keith Phillips	(Principal Executive Officer)

/s/ Michael White	Executive Vice President and Chief Financial Officer	February 26, 2025
Michael White	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jeffrey Armstrong	Chairman and Director	February 26, 2025
Jeffrey Armstrong

/s/ Christina Alvord	Director	February 26, 2025
Christina Alvord

/s/ Jorge Beristain	Director	February 26, 2025
Jorge Beristain

/s/ Michael Bless	Director	February 26, 2025
Michael Bless

/s/ Claude Demby	Director	February 26, 2025
Claude Demby

/s/ Dawne Hickton	Director	February 26, 2025
Dawne Hickton

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Piedmont Lithium Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Piedmont Lithium Inc. and its subsidiaries (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, of comprehensive loss, of changes in equity and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition
As described in Notes 2 and 3 to the consolidated financial statements, the Company’s consolidated revenue was $99.9 million for the year ended December 31, 2024. The Company recognizes revenue from product sales at a point in time when performance obligations are satisfied under the terms of contracts with their customers. A performance obligation is deemed to be satisfied when control of the product is transferred to the Company’s customer, which is typically upon delivery to the shipping carrier. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products to their customers.
The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing revenue recognized by obtaining and inspecting source documents, such as contracts, purchase orders, invoices, proof of shipment or delivery, and cash receipts; (ii)

evaluating management’s assessment of the terms and conditions of the contracts and the related impact on the revenue recognized; and (iii) confirming a sample of outstanding customer invoice balances as of December 31, 2024 and, for confirmations not returned, obtaining and inspecting source documents, such as contracts, invoices, proof of shipment or delivery, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 26, 2025
We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Piedmont Lithium Inc.,
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Piedmont Lithium Inc. and subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 28, 2024
We began serving as the Company’s auditor in 2021. In 2024 we became the predecessor auditor.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2024	2023
Revenue	$99,877	$39,817
Costs of sales	89,082	34,138
Gross profit	10,795	5,679
Operating expenses:
Exploration costs	97	1,929
Selling, general and administrative expenses	38,703	43,319
Total operating expenses	38,800	45,248
(Loss) income from equity method investments	(17,820)	194
Restructuring and impairment charges	(9,851)	—
Loss from operations	(55,676)	(39,375)
Other (expense) income:
Interest income	3,012	3,859
Interest expense	(1,004)	(39)
(Loss) gain on sale of equity method investments(1)	(13,886)	16,975
Other loss	(339)	(91)
Total other (expense) income	(12,217)	20,704
Loss before taxes	(67,893)	(18,671)
Income tax (benefit) expense	(3,132)	3,106
Net loss	$(64,761)	$(21,777)

Basic and diluted net loss per weighted-average share	$(3.30)	$(1.14)
Basic and diluted weighted-average shares outstanding	19,618	19,033
__________________________
(1)Loss (gain) on sale of equity method investments includes a loss on the sale of shares in Sayona Mining of $17,215, partially offset by a gain on the sale of shares in Atlantic Lithium of $3,143 and a gain on dilution related to the issuance of additional shares of Atlantic Lithium of $186 for the year ended December 31, 2024. For the year ended December 31, 2023, we recognized a gain of $16,850 and $125, respectively, related to the dilution of our ownership interest with the issuance of additional shares of Sayona Mining and Atlantic Lithium. See Note 11—Equity Method Investments.
The accompanying notes are an integral part of these consolidated financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2024	2023
Net loss	$(64,761)	$(21,777)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment of equity method investments(1)	(4,301)	1,570
Other comprehensive (loss) income, net of tax	(4,301)	1,570
Comprehensive loss	$(69,062)	$(20,207)
__________________________
(1)Foreign currency translation adjustment of equity method investments is presented net of tax expense of $223 and $36 for the years ended December 31, 2024 and 2023, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

Assets	December 31, 2024	December 31, 2023
Cash and cash equivalents	$87,840	$71,730
Accounts receivable	5,613	595
Other current assets	9,186	3,829
Total current assets	102,639	76,154
Property, plant and mine development, net	134,544	127,086
Advances to affiliates	39,548	28,189
Other non-current assets	1,519	2,164
Equity method investments	71,635	147,662
Total assets	$349,885	$381,255

Liabilities and Stockholders’ Equity
Accounts payable	$5,239	$3,982
Accrued expenses	4,313	7,598
Payables to affiliates	6,719	174
Current debt obligations	26,472	149
Other current liabilities	3,363	29,463
Total current liabilities	46,106	41,366
Long-term debt, net of current portion	3,652	14
Operating lease liabilities, net of current portion	863	1,091
Other non-current liabilities	1,017	431
Deferred tax liabilities	—	6,023
Total liabilities	51,638	48,925
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock; $0.0001 par value, 100,000 shares authorized; 21,825,465 and 19,271,965 shares issued and outstanding as of December 31, 2024 and 2023, respectively	2	2
Additional paid-in capital	497,878	462,899
Accumulated deficit	(191,605)	(126,844)
Accumulated other comprehensive loss	(8,028)	(3,727)
Total stockholders’ equity	298,247	332,330
Total liabilities and stockholders’ equity	$349,885	$381,255
The accompanying notes are an integral part of these consolidated financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
Cash flows from operating activities:	2024	2023
Net loss	$(64,761)	$(21,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,152	9,516
Loss (gain) from equity method investments	17,820	(194)
Loss (gain) on sale of equity method investments	13,886	(16,975)
Gain on equity securities	(755)	—
Deferred taxes	(6,247)	3,106
Depreciation and amortization	284	272
Noncash lease expense	321	245
Loss on sale of assets	791	—
Noncash impairment charges	4,070	—
Unrealized foreign currency translation (gains) losses	288	—
Changes in assets and liabilities:
Accounts receivable	(5,018)	(595)
Other assets	3,281	(1,021)
Operating lease liabilities	(254)	(220)
Accounts payable	3,814	(1,455)
Accrued provisional revenue adjustment	(29,151)	29,151
Payables to affiliates	6,545	174
Other liabilities and accrued expenses	2,027	1,343
Net cash (used in) provided by operating activities	(42,907)	1,570
Cash flows from investing activities:
Capital expenditures	(10,677)	(56,723)
Advances to affiliates	(10,814)	(9,361)
Proceeds from sale of marketable securities	45	—
Proceeds from sale of shares in equity method investments	49,103	—
Additions to equity method investments	(14,982)	(33,239)
Net cash provided by (used in) investing activities	12,675	(99,323)
Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	24,554	71,084
Proceeds from Credit Facility	35,198	—
Settlements of Credit Facility	(10,202)	—
Payments of debt obligations and insurance premiums financed	(2,429)	(426)
Payments to tax authorities for employee stock-based compensation	(779)	(422)
Net cash provided by financing activities	46,342	70,236
Net increase (decrease) in cash	16,110	(27,517)
Cash and cash equivalents at beginning of period	71,730	99,247
Cash and cash equivalents at end of period	$87,840	$71,730

Supplemental disclosure of cash flow information:
Noncash capital expenditures in accounts payable and accrued expenses	$122	$3,955
Noncash investment in affiliates for issuance of company stock	746	1,837
The accompanying notes are an integral part of these consolidated financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
December 31, 2022	18,073	$2	$381,242	$(105,658)	$(5,297)	$270,289
Issuance of common stock, net of issuance costs	1,160	—	72,921	—	—	72,921
Stock-based compensation, net of forfeitures	—	—	9,749	—	—	9,749
Expiration of stock options	—	—	(591)	591	—	—
Shares issued for exercise/vesting of stock-based compensation awards	50	—	—	—	—	—
Shares surrendered for tax obligations for stock-based transactions	(11)	—	(422)	—	—	(422)
Equity method investments adjustments in other comprehensive (loss) income, net of tax	—	—	—	—	1,570	1,570
Net loss	—	—	—	(21,777)	—	(21,777)
December 31, 2023	19,272	2	462,899	(126,844)	(3,727)	332,330
Issuance of common stock, net of issuance costs	2,434	—	25,301	—	—	25,301
Stock-based compensation, net of forfeitures	—	—	10,457	—	—	10,457
Shares issued for exercise/vesting of stock-based compensation awards	163	—	—	—	—	—
Shares surrendered for tax obligations for stock-based transactions	(43)	—	(779)	—	—	(779)
Equity method investments adjustments in other comprehensive (loss) income, net of tax	—	—	—	—	(4,301)	(4,301)
Net loss	—	—	—	(64,761)	—	(64,761)
December 31, 2024	21,826	$2	$497,878	$(191,605)	$(8,028)	$298,247

The accompanying notes are an integral part of these consolidated financial statements.

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
We also had a proposed secondary merchant lithium hydroxide manufacturing plant as part of our Tennessee Lithium project. Planned capacity for the Tennessee plant was consolidated to Carolina Lithium in the third quarter of 2024 as part of a two-phased development plan at Carolina Lithium.
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
Since inception, we have devoted substantial effort and capital resources to our exploration and development activities, permitting activities, and construction activities, which includes such activities in international projects as part of our equity method investments. We have incurred net losses and negative cash flows from operations, including net losses of $64.8 million and $21.8 million in the years ended December 31, 2024 and 2023, respectively. We have accumulated deficits of $191.6 million and $126.8 million as of

December 31, 2024 and 2023, respectively. The critical minerals value chain continues to experience headwinds, which have negatively impacted the prices of lithium we sell. As a development stage company, we expect to continue to recognize losses and generate negative cash flows from operations for the foreseeable future as we continue to fund our development and exploration activities.
In light of current market conditions, we implemented our 2024 Cost Savings Plan to reduce our operating expenses, delay capital expenditures into 2025 and beyond, and limit investments in our lithium projects and affiliates. We had available cash on hand of $87.8 million as of December 31, 2024. During the third quarter of 2024, we entered into a working capital facility whereby we may borrow up to $25.0 million based on the value of committed volumes of spodumene concentrate shipments occurring within the following twelve months. The Credit Facility contains a subjective acceleration clause that allows the lender to change the payment terms of the arrangement if there is a material change in our credit worthiness including acceleration of repayment up to the full amount of any outstanding borrowings. We had an outstanding balance on the Credit Facility of $25.0 million as of December 31, 2024. See Note 14—Debt Obligations.
Based on our operating plan, which includes our 2024 Cost Savings Plan and ongoing access to and utilization of the Credit Facility discussed above, we believe our cash on hand and the Credit Facility will be sufficient to fund our operations and meet our obligations as they come due for the twelve months following the date these consolidated financial statements are issued. However, we have based our estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors, including lithium pricing. As a result, we could deplete our capital resources sooner than we currently expect. No assurances can be given that any additional cost reduction strategies we undertake would be sufficient to meet our needs. We expect to finance our future cash needs through a combination of sales of non-core assets, equity offerings, debt financings, and strategic partnerships. If we are unable to obtain funding, we would be forced to delay, reduce, or eliminate some or all of our exploration and development activities and joint venture fundings, which could adversely affect our business prospects and ultimately our ability to operate.
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
Proposed Merger with Sayona Mining
On November 18, 2024, we entered into the Merger Agreement with Sayona Mining, whereby Piedmont and Sayona Mining will be combined on a stock-for-stock basis where each share of Piedmont common stock, par value US$0.0001 per share, issued and outstanding immediately prior to the consummation of the Merger, subject to certain exclusions, shall be converted into the right to receive from Sayona Mining 527 Sayona Mining ordinary shares.
Consummation of the Merger, which is expected to occur in mid-2025, is subject to certain closing conditions, including requisite approvals of Piedmont’s stockholders and Sayona Mining’s shareholders of the Merger Agreement. The Merger Agreement contains certain termination rights in favor of Sayona Mining and Piedmont, including if the Merger is not consummated on or before September 30, 2025 or if the requisite approvals of Sayona Mining shareholders and Piedmont stockholders are not obtained.
The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the terms and conditions of the Merger Agreement, a copy of which is attached as Exhibit 2.1 to this Annual Report.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
We recognize revenue from product sales at a point in time when performance obligations are satisfied under the terms of contracts with our customers. A performance obligation is deemed to be satisfied when control of the product is transferred to our customer, which is typically upon delivery to the shipping carrier. Where a contract contains more than one distinct performance obligation, the transaction price is allocated to each performance obligation based on the standalone selling price of each performance obligation, although these situations do not occur frequently and are generally not built into our contracts. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the products to our customers. Some contracts contain prepayment provisions which allow the customer to secure the right to receive their requested product volumes in a future period. Revenue from these contracts is initially deferred, thus creating a contract liability. Initial pricing is typically billed 5 days to 30 days after the departure of the shipment and is paid between 15 days to 75 days after the departure of the shipment. Final adjustments to prices may take longer to resolve. When the final price has not been resolved by the end of a reporting period, we estimate the expected sales price based on the initial price, market pricing, and known quality measurements. We warrant to our customers that our products conform to mutually agreed product specifications.
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
Gains and losses arising from translations or settlements of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency translation adjustments resulting from the change in functional currency are included in “Other comprehensive (loss) income, net of tax,” and gains and losses resulting from foreign currency transactions are presented in “Other loss” in our consolidated financial statements.
Earnings per Share
We compute earnings per share in accordance with ASC Topic 260 – “Earnings per Share.” Basic net income (loss) per common share is computed by dividing net loss by the weighted-average number of shares of common shares outstanding during the period. Diluted net income (loss) per share of common stock is computed by giving effect to all potential dilutive shares of common stock, including options, RSUs and PRAs. Basic and diluted net income (loss) per share of common stock were the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive.
Stock-based Compensation
We record stock-based compensation in accordance with ASC Topic 718 – “Stock Compensation.” Equity-settled stock-based payments are provided to directors, officers, employees, consultants and other advisors. These stock-based payments are measured at the fair value of the equity instrument at the grant date in accordance with ASC Topic 718. Fair value is determined using the Black-Scholes valuation model as well as the Monte Carlo simulation. We have applied a graded (tranche-by-tranche) attribution method and we record stock-based compensation expense on an accelerated basis over the vesting period of the share award. Forfeitures are accounted for in the period incurred.
Fair Value of Financial Instruments
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
We follow ASC Topic 820 – “Fair Value Measurement,” which establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:
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
Equity Method Investments
We apply the equity method of accounting for investments when we have significant influence, but not controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions, operational decision-making authority, and material intercompany transactions. In applying the equity method, we record the investment at cost and subsequently increase or decrease the carrying amount of the investment by our proportionate share of the net earnings or losses and other comprehensive income of the investee, adjusted for differences between their local GAAP and U.S. GAAP. Our investment balance is also adjusted for currency translation adjustments representing fluctuations between the functional currency of the investees. The carrying value of our equity method investments is reported as “Equity method investments,” adjustments related to foreign currency adjustments and our proportional shares of other comprehensive (loss) income is reported in “Accumulated other comprehensive loss” in our consolidated balance sheets. For all equity method investments, we record our share of an investee’s income or loss on a one-quarter lag. We evaluate material events occurring during the one-quarter lag to determine whether the effects of such events should be disclosed in our consolidated financial statements. We classify distributions received from equity method investments using the cumulative earnings approach in our consolidated statements of cash flows. A change in our proportionate share of an investee’s equity resulting from issuance of common shares or in-substance common shares by the investee to third parties is recorded as a gain or loss in our consolidated statements of operations in accordance with ASC Topic 323 – “Investments-Equity Method and Joint Ventures,” (Subtopic 10-40-1). We assess investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, then we record a loss as a component of our share of earnings or losses of the equity method investee in the current period. We recorded a loss of $2.2 million for impairment charges in the year ended December 31, 2023. No impairment losses were recorded on equity method investments for any other period presented. See Note 11—Equity Method Investments for further information on our equity method investments.

Leases
We account for leases in accordance with ASC Topic 842 – “Leases,” which requires lessees to recognize lease liabilities and ROU assets on the balance sheet for contracts that provide lessees with the right to control the use of identified assets. As part of this adoption, we made certain accounting policy elections which are detailed in the recently adopted accounting pronouncements sub-section in Note 15—Leases, to the consolidated financial statements in this Annual Report. We evaluate whether our contractual arrangements contain leases at the inception of such arrangements. Specifically, management considers whether we control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the asset.
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
Our lease agreements may include options to extend the lease term or to terminate the lease early. We include options to extend or terminate leases upon determination of the ROU lease asset and liability when we are reasonably certain we will exercise these options. Operating lease expense attributable to lease payments is recognized on a straight-line basis over the lease term and is included in “Selling, general and administrative expenses” in our consolidated statements of operations.
We evaluate ROU assets for impairment consistent under our impairment of long-lived assets policy. We had no sales-type or finance leases as of December 31, 2024 and 2023.
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
Development stage mining interests represent interests in properties under development that contain proven and probable reserves. Exploration stage mining interests represent interests in properties that are believed to potentially contain mineralized material consisting of: (i) mineralized material within pits; mineralized material with insufficient drill spacing to qualify as proven and probable reserves as well as and mineralized material in close proximity to proven and probable reserves; (ii) around-mine exploration potential not immediately adjacent to existing reserves and mineralization, but located within the immediate mine area; (iii) other mine-related exploration potential that is not part of current mineralized material and is comprised mainly of material outside of the immediate mine area; (iv) greenfield exploration potential that is not associated with any other production, development or exploration stage property, as described above; or (v) any acquired right to explore or extract a potential mineral deposit. Our mineral rights generally are enforceable regardless of whether proven and probable reserves have been established.
Mine Development
Mine development assets include engineering and metallurgical test-work, drilling and other related costs to delineate an ore body, and the removal of overburden to initially expose an ore body at open pit surface mines. Costs incurred before mineral resources are classified as proven and probable reserves are expensed and recorded to “Exploration costs” in our consolidated statements of operations. Capitalization of mine development project costs begins once mineral resources are classified as proven and probable reserves. Drilling and related costs are capitalized for an ore body where proven and probable reserves exist and the activities are directed at obtaining additional information on the ore body or converting mineralized material to proven and probable reserves. All other drilling and related costs are expensed as incurred. The cost of removing overburden and waste materials to access the ore body at an open pit mine prior to the production phase are referred to as pre-stripping costs. Pre-stripping costs will be capitalized during the development of an open pit mine. The removal, production, and sale of de minimis salable materials may occur during the development phase of an open pit mine and are assigned incremental mining costs related to the removal of that material. Mine development assets will be depleted using the units-of-production method based on estimated recoverable metric tons in proven and probable reserves. To the extent that these costs benefit an entire ore body, they will be depleted over the estimated life of the ore body. As of December 31, 2024, we had no wholly owned projects in the production phase, and we did not record depletion expense for any of our mine development assets.
Property, Plant and Equipment
Property, plant and equipment is recorded at cost, net of accumulated depreciation and depletion. Depreciation is computed on a straight-line basis over the estimated useful lives.
Impairment of Long-Lived Assets
Assets that are subject to depreciation, depletion, or amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, or for non-depreciable assets in accordance with ASC Topic 360 – “Property, Plant, and Equipment.” Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating loss combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed before the end of its estimated useful life.
Recoverability of assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by an asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized at the amount by which the carrying amount exceeds the estimated fair value of the asset. The estimated fair value is determined using a discounted cash flow analysis. Any impairment in value is recognized as an expense in the period when the impairment occurs. We recognized $4.1 million in impairment charges associated with long-lived assets for the year ended December 31, 2024. We had no impairment charges for the year ended December 31, 2023.
Asset Retirement Obligations
We follow the provisions of ASC Topic 410 – “Asset Retirement and Environmental Obligations,” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction, or development and for normal operations of such assets. We record the fair value of a liability for an asset retirement obligation as an asset and liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The legal obligation to perform the asset retirement activity is unconditional, even though uncertainty may exist about the timing and/or method of settlement that may be beyond the entity’s control. See Note 19—Commitments and Contingencies.
Restructuring and Impairment
We accrue for severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on existing plans, historical experiences, and negotiated settlements. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and other related charges could be materially different, either higher or lower, than those we have recorded. Costs directly related to the restructuring effort, such as legal fees, and care and maintenance of facilities we are exiting are expensed in the period incurred. For a full description of our restructuring actions, see Note 6—Restructuring and Impairment.

Recently Issued Accounting Standards Not Yet Adopted
In November 2024, the FASB issued guidance, Disaggregation of Income Statement Expenses, which requires the disaggregation of certain expenses in the notes to the consolidated financial statements, to provide enhanced transparency into the expense captions presented on the face of the income statement. As amended in January 2025, this guidance will be effective for annual reporting periods beginning with the fiscal year beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this guidance may be applied either prospectively or retrospectively. With the exception of expanding disclosures to include more granular income statement expense categories, we do not expect the adoption of this guidance to have a material effect on our consolidated financial statements taken as a whole.
In December 2023, the FASB issued guidance, Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures, including disaggregation of information in the rate reconciliation table and disaggregated information related to income taxes paid. The amendments in guidance are effective for the fiscal year ending December 31, 2025. We are currently evaluating the impact that this update will have on the disclosures in our consolidated financial statements.
Recently Issued and Adopted Accounting Pronouncements
In November 2023, the FASB issued guidance, Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in the guidance, as well as all existing segment disclosures and reconciliation requirements on an interim and annual basis. We adopted the guidance during the year ended December 31, 2024. See Note 17—Segment Reporting in the accompanying notes to our consolidated financial statements for further details.
We have considered the applicability and impact of all other recently issued accounting pronouncements and have determined that they were either not applicable or were not expected to have a material impact on our consolidated financial statements.
3.REVENUE
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
100% of revenue was related to four customers for the year ended December 31, 2024 and three customers for the year ended December 31, 2023. All sales related to these customers originated in North America. We evaluate the collectability of our accounts receivable on an individual customer basis. Our reserve for credit losses was nil as of December 31, 2024.
We may be subject to provisional revenue adjustments associated with commodity price fluctuations for our spodumene concentrate sales. In some cases, these adjustments are unknown until final settlement. As of December 31, 2024, approximately 24,350 dmt with an average provisional price of $745 per dmt were subject to final pricing over the next several months.
Revenue and provisional adjustments are reflected in the following table:

	Years Ended December 31,
(in thousands)	2024	2023
Spodumene concentrate sales	$98,267	$54,898
Provisional revenue adjustments	1,610	(15,081)
Revenue	$99,877	$39,817
Contract Liabilities
Contract liabilities represent payments received from customers in advance of the satisfaction of performance obligations. There were no contract liabilities as of December 31, 2024 and 2023.

4.STOCK-BASED COMPENSATION
Stock Incentive Plan
Under our Stock Incentive Plan, we are authorized to grant 3,000,000 shares, or share equivalents, of stock options, stock appreciation rights, restricted stock units, and restricted stock, any of which may be performance based. Our Leadership and Compensation Committee determines the exercise price for stock options and the base price of stock appreciation rights, which may not be less than the fair market value of our common stock on the date of grant. Generally, stock options and stock appreciation rights fully vest after three years of service and expire at the end of ten years from the date of grant. PRAs vest upon achievement of certain pre-established performance targets that are based on specified performance criteria over a performance period. As of December 31, 2024, 1,412,628 shares of common stock were available for issuance under our Stock Incentive Plan.
We include the expense related to stock-based compensation in the same financial statement line item as cash compensation paid to the same employee. As of December 31, 2024, we had remaining unvested stock-based compensation expense of $4.9 million to be recognized through December 31, 2026. Additionally, and if applicable, we capitalize personnel expenses, including stock-based compensation expenses, attributable to the development of our mine and construction of our plants. We recognize share-based award forfeitures as they occur.
The components and presentation of stock-based compensation are presented in the following table:

	Years Ended December 31,
(in thousands)	2024	2023
Components of stock-based compensation:
Stock-based compensation	$11,087	$9,770
Forfeitures	(630)	(21)
Stock-based compensation, net of forfeitures	$10,457	$9,749

Presentation of stock-based compensation in the consolidated financial statements:
Exploration costs	$8	$154
Selling, general and administrative expenses	7,982	9,362
Restructuring and impairment charges	2,162	—
Stock-based compensation expense, net of forfeitures(1)	10,152	9,516
Capitalized stock-based compensation(2)	305	233
Stock-based compensation, net of forfeitures	$10,457	$9,749
__________________________
(1)We did not reflect a tax benefit associated with stock-based compensation expense in our consolidated statements of operations because we had a full tax valuation allowance during these periods. As a result, the table above does not reflect the tax impacts of stock-based compensation expense.
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
Performance Rights Awards
As of December 31, 2024, there were 3,622 vested and unissued Milestone PRAs and 280,256 unvested TSR PRAs. The awards become eligible to vest only if certain goals are achieved and will vest only if the grantee remains employed by the Company through each applicable vesting date, subject to certain accelerated vesting terms for qualified terminations. Each performance right converts into one share of common stock upon vesting of the performance right.
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
The following assumptions were used in the Monte Carlo simulation for TSR PRAs granted during periods presented below:

	Years Ended December 31,
	2024	2023
Expected term (in years)	1 -3	1 - 3
Risk-free interest rate	4.7% - 4.8%	4.9%
Assumed volatility	50%	60%
Expected dividend yield	—	—
A summary of activity relating to our share-based awards is reflected in the following table:

(in thousands)	Stock Option Awards	Weighted-Average Exercise Price (per share)	Restricted Stock Units	Weighted-Average Grant-Date Fair Value (per share)	Performance Rights Awards	Weighted-Average Grant-Date Fair Value (per share)
December 31, 2022	265	$52.23	36	$57.12	44	$54.27
Granted	72	0.07	71	60.94	69	100.57
Exercised or surrendered	(2)	0.03	(25)	58.65	(22)	54.27
Forfeited	—	—	(2)	51.81	(5)	62.56
Expired/Vested	(40)	30.94	—	—	—	—
December 31, 2023	295	58.99	80	60.07	86	90.80
Granted	325	16.00	317	14.13	252	14.89
Exercised or surrendered	—	—	—
Forfeited	(7)	55.00	(52)	20.81	(17)	53.38
Expired/Vested	—	—	(125)	29.82	(37)	100.00
December 31, 2024	613	$36.21	220	$20.41	284	$24.45

Vested at December 31, 2024	223	$56.65

	December 31, 2024
(in thousands)	Stock Option Shares Outstanding	Stock Option Shares Vested
Weighted average remaining contractual term (in years)	6	8
Aggregate intrinsic value of share options	$—	$—
5.EMPLOYEE BENEFIT PLAN
Our employees may participate in our 401(k) Plan, a defined contribution plan which qualifies under Section 401(k) of the Internal Revenue Code. Our 401(k) Plan was effective on January 1, 2022. Participating employees may contribute up to 100% of their pre-tax earnings up to the statutory limit.
401(k) matching contribution expense is included in “Selling, general and administrative expenses” in our consolidated statements of operations as follows:

	Years Ended December 31,
(in thousands)	2024	2023
401(k) matching contribution expense	$242	$262
6.RESTRUCTURING AND IMPAIRMENT
During the first quarter of 2024, our Board approved the 2024 Cost Savings Plan in response to the lithium market downturn. As part of our 2024 Cost Savings Plan, we reduced operating costs, mainly within corporate overhead, deferred capital spending to 2025 and beyond, and limited cash investments in and advances to affiliates. We reduced our workforce by 28% in the first quarter of 2024 and lowered third-party spending consisting primarily of professional fees and other operating costs. As a result of our initial reduction in workforce, we recorded $1.8 million in severance and employee benefits costs in the three months ended March 31, 2024.
In August 2024, we announced plans to streamline our U.S. lithium hydroxide production plans in favor of shifting our proposed Tennessee Lithium conversion capacity to Carolina Lithium in a phased approach, thereby allowing us to deploy capital and technical resources more efficiently. During the year ended December 31, 2024, and in connection with this shift, we recorded restructuring and impairment charges associated with Tennessee Lithium totaling $0.3 million to continue operating the monofill operations which we plan to sell or decommission in the near future.
Due to the prolonged lithium market downturn, we expanded our 2024 Cost Savings Plan and further reduced our workforce, including operational and corporate staff, by 32% in October 2024. We recorded charges in the fourth quarter of 2024 associated with this further reduction in workforce of approximately $2.8 million, which consisted of $1.2 million in cash severance and employee benefits and $1.6 million in non-cash stock compensation expense. As part of our 2024 Cost Savings Plan, we reduced our total workforce by 62% in the year ended December 31, 2024.

The following table presents the components of restructuring and impairment charges associated with our 2024 Cost Savings Plan for the year ended December 31, 2024. There were no restructuring and impairment charges during the year ended December 31, 2023.

	Years Ended December 31,
(in thousands)	2024	2023
Severance and employee benefits costs(1)	$2,532	$—
Stock compensation expense(2)	2,162	—
Exit costs(3)	949	—
Other restructuring related expenses(4)	138	—
Total restructuring charges	5,781	—
Impairment charges(5)	4,070	—
Total restructuring and impairment charges	$9,851	$—
__________________________
(1)    Severance costs primarily relate to cash severance and employee health insurance costs.
(2)    Non-cash stock compensation expense relates to accelerated vesting of certain stock-based compensation awards in connection with our reduction in workforce.
(3)    Exit costs relate to the consolidation of our corporate office to a single location in Belmont, North Carolina, and operational costs of our monofill disposal facility in Tennessee.
(4)    Other restructuring charges include contract termination costs and other costs as part of our 2024 Cost Savings Plan.
(5)    Impairment charges relate to land, capitalized construction and development costs, and other fixed assets related to the conversion of our legacy Tennessee Lithium project to Carolina Lithium.
The following table presents the summary of activity in our restructuring accrual:

(in thousands)	Severance Costs	Facility Exit Costs	Other Restructuring	Total
Accrual at December 31, 2023	$—	$—	$—	$—
Restructuring charges	4,694	949	138	5,781
Cash payments and settlements	(1,586)	(907)	(74)	(2,567)
Stock-based compensation	(2,162)	—	—	(2,162)
Accrual at December 31, 2024	$946	$42	$64	$1,052
Accrued restructuring is included as a current liability in “Accrued expenses” in our consolidated balance sheets.
7.OTHER LOSS
The following table reflects the components of “Other loss” as reported in our consolidated statements of operations:

	Years Ended December 31,
(in thousands)	2024	2023
Gain on equity securities	$755	$—
Loss on sale of assets	(791)	—
Other	(303)	(91)
Other loss	$(339)	$(91)
The gain on equity securities relates to realized and unrealized gains (losses) of our investments in marketable and equity securities. Loss on sale of assets primarily relates to our sale or disposal of property, plant and mine development assets. Other loss includes foreign currency exchange loss primarily related to our foreign bank accounts denominated in Canadian dollars and Australian dollars and marketable securities denominated in Australian dollars.

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
Basic and diluted net loss per share is reflected in the following table:

	Years Ended December 31,
(in thousands, except per share amounts)	2024	2023
Net loss	$(64,761)	$(21,777)
Weighted-average number of common shares used in calculating basic earnings per share	19,618	19,033
Basic and diluted net loss per weighted-average share	$(3.30)	$(1.14)
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

(in thousands)	December 31, 2024	December 31, 2023
Stock options	613	295
RSUs	220	80
PRAs	284	86
Total potentially dilutive shares	1,117	461
9. INCOME TAXES
Loss before income taxes and current and deferred income tax expense are composed of the following:

	Years Ended December 31,
(in thousands)	2024	2023
Domestic	$(56,354)	$(30,116)
Foreign	(11,539)	11,445
Total	$(67,893)	$(18,671)
The reconciliation of the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	Years Ended December 31,
(in thousands)	2024	2023
Benefit at statutory rate (21%)	$(14,194)	$(3,921)
Foreign rate differential	(3,025)	766
U.S. inclusion of foreign earnings	1,992	265
Executive compensation	898	1,022
Research and development tax credit	—	(391)
Permanent items	808	298
Branch deferred taxes	—	1,749
State taxes	(4,084)	960
Change in valuation allowance	14,473	2,358
Income tax (benefit) expense	$(3,132)	$3,106

Tax benefit was $3.1 million for the year ended December 31, 2024 and consisted of $3.1 million in foreign current tax expense, partially offset by a $6.3 million in foreign deferred tax benefit. Tax expense was $3.1 million for the year ended December 31, 2023 and related entirely to foreign deferred taxes.
Deferred income tax assets and liabilities recorded in the consolidated balance sheets consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Deferred tax assets
Accrued expenditures	$491	$773
Exploration expenditures	363	363
Stock-based compensation	1,796	1,593
Tax carryforwards	27,029	26,693
Equity method investments	4,782	—
Other deferred tax assets	1,942	1,556
Gross deferred tax assets	36,403	30,978
Valuation allowance	(35,464)	(19,791)
Deferred tax assets	$939	$11,187
Deferred tax liabilities
Equity method investments	$—	$(16,164)
Other deferred tax liabilities	(939)	(1,046)
Deferred tax liabilities	(939)	(17,210)
Net deferred tax liabilities	$—	$(6,023)
Net deferred tax liabilities decreased $6.0 million in the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease was driven by the sale of Sayona Mining shares during the year ended December 31, 2024.
Changes in the balances of our deferred tax asset valuation allowance were as follows:

	Years Ended December 31,
(in thousands)	2024	2023
Beginning balance	$19,791	$17,751
Charged to other accounts	1,200	(317)
Charged to income tax expense	14,473	2,357
Ending balance	$35,464	$19,791
Total net operating losses available were as follows:

(in thousands)	December 31, 2024	December 31, 2023	Begin to Expire
U.S. - Federal	$16,026	$14,833	2037 — Indefinite
U.S. - State	—	—	2032
Australia - Federal	353	3,923	Indefinite
Australia - Capital	—	259	Indefinite
Total net operating losses	$16,379	$19,015
During the year ended December 31, 2024, we increased our reserve for uncertain income tax positions by $0.2 million related to research and development tax credits. As of December 31, 2024, we did not record accrued interest or penalties, nor did we record unrecognized net tax benefits that, if recognized, would affect our effective tax rate in any future period. We do not expect our unrecognized tax benefits will significantly change within the next twelve months. Interest and penalties related to income tax matters are classified as a component of income tax expense.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Years Ended December 31,
(in thousands)	2024	2023
Beginning balance	$(98)	$—
Additions for tax positions related to prior years	(203)	(60)
Additions for tax positions related to current year	—	(38)
Ending balance	$(301)	$(98)
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
10.PROPERTY, PLANT AND MINE DEVELOPMENT
Property, plant and mine development, net, is presented in the following table:

(in thousands)	Useful Lives (Years)	December 31, 2024	December 31, 2023
Mining interests	—	$89,781	$81,481
Mine development	—	8,489	6,255
Land	—	720	3,259
Leasehold improvements	5 - 7	313	401
Facilities and equipment	3 - 39	808	916
Construction in process	—	34,908	35,101
Property, plant and mine development		135,019	127,413
Accumulated depreciation		(475)	(327)
Property, plant and mine development, net		$134,544	$127,086
Mining interests and mine development costs relate to Carolina Lithium. Our construction in process primarily relates to capitalized engineering costs associated with our planned hydroxide plant at Carolina Lithium.
Depletion of mining interests and mine development assets does not commence until the assets are placed in service. As of December 31, 2024, we have not recorded depletion expense for any of our mining interests or mine development assets.
Depreciation expense is included in “Selling, general and administrative expenses” in our consolidated statements of operations as follows:

	Years Ended December 31,
(in thousands)	2024	2023
Depreciation expense	$231	$241

11.EQUITY METHOD INVESTMENTS
We apply the equity method to investments when we have the ability to exercise significant influence over the operational decision-making authority and financial policies of the investee.
The following table summarizes the carrying amounts, including changes therein, of our equity method investments:

(in thousands)	Sayona Mining(1)	Sayona Quebec	Atlantic Lithium(2)	Vinland Lithium	Total
Balance at December 31, 2022	$44,620	$39,763	$11,265	$—	$95,648
Initial investment(3)	—	—	—	1,746	1,746
Additional investments	552	30,900	41	—	31,493
Gain on dilution of equity method investments(4)	16,850	—	125	—	16,975
Impairment of equity method investment(5)	(2,242)	—	—	—	(2,242)
(Loss) income from equity method investments	(304)	4,433	(1,693)	—	2,436
Foreign currency translation adjustment of equity method investments	18	1,456	87	45	1,606
Balance at December 31, 2023	59,494	76,552	9,825	1,791	147,662
Additional investments	—	14,961	—	21	14,982
Gain on dilution of equity method investments(6)	—	—	186	—	186
Loss from equity method investments	(2,094)	(15,309)	(198)	(219)	(17,820)
Foreign currency translation adjustments of equity method investments	1,228	(6,032)	856	(130)	(4,078)
Net proceeds from sale of shares	(41,413)	—	(7,690)	—	(49,103)
(Loss) gain on sale of shares of equity method investments(7)	(17,215)	—	3,143	—	(14,072)
Transfer to investments in marketable securities	—	—	(6,122)	—	(6,122)
Balance at December 31, 2024	$—	$70,172	$—	$1,463	$71,635
__________________________
(1)As of March 31, 2024, Sayona Mining was no longer accounted for as an equity method investment. During the three months ended March 31, 2024, we sold 1,249,806,231 shares of Sayona Mining for an average of $0.03 per share. The shares sold represented our entire holding in Sayona Mining, which was approximately 12% of Sayona Mining’s outstanding shares, and resulted in net proceeds of $41.4 million. The sale of these shares has no impact on our joint venture or offtake rights with Sayona Quebec.
(2)As of March 31, 2024, Atlantic Lithium was no longer accounted for as an equity method investment. During the three months ended March 31, 2024, we sold 24,479,868 shares of Atlantic Lithium for an average $0.32 per share. The shares sold represented approximately 4% of Atlantic Lithium’s outstanding shares and resulted in net proceeds of $7.7 million. In connection with the sale of the shares, we no longer hold a board seat with Atlantic Lithium and therefore do not exercise significant influence. Our remaining investment in Atlantic Lithium represents approximately 5% of Atlantic Lithium’s outstanding shares as of December 31, 2024, and is accounted for as an investment in marketable securities and presented at fair value at each reporting date based on the closing price of Atlantic Lithium’s share price on the ASX. See Note 13—Other Assets and Liabilities. Our reduced ownership in Atlantic Lithium has no impact on our earn-in or offtake rights with Atlantic Lithium and the Ewoyaa project.
(3)Initial investment includes transaction costs of $0.3 million for the year ended December 31, 2023.
(4)Gain on dilution of equity method investments relates to issuances of additional shares of Sayona Mining and Atlantic Lithium, which reduced our ownership interest in both Sayona Mining and Atlantic Lithium.
(5)Impairment of equity method investment represents the difference between the carrying value, which includes $46.3 million in accumulated gains on dilution, and fair value of Sayona Mining as of December 31, 2023, and is included (loss) income from equity method investments in our consolidated statements of operations.
(6)Gain on dilution of equity method investments relates to the exercise of stock options and share grants, which resulted in a reduction of our ownership in Atlantic Lithium, and is included in “Gain (loss) on sale of equity method investments” in our consolidated statements of operations.
(7)Amounts reclassified from accumulated other comprehensive loss to net loss related to the sale of shares of equity method investments were $3.0 million and $0.6 million, net of tax, for Sayona Mining and Atlantic Lithium, respectively.
Sayona Quebec
We own an equity interest of 25% in Sayona Quebec for the purpose of furthering our investment and strategic partnership in Quebec, Canada. The remaining 75% equity interest is held by Sayona Mining. Sayona Quebec holds a 100% interest in NAL, which consists of a surface mine and a concentrator plant, as well as Authier and Tansim.
We hold a life-of-mine offtake agreement with Sayona Quebec for the greater of 113,000 dmt or 50% of spodumene concentrate production per year. Our purchases of spodumene concentrate from Sayona Quebec are subject to market pricing with a price floor of

$500 per dmt and a price ceiling of $900 per dmt for a grade of 6.0% spodumene concentrate.
In addition to lithium mining and concentrate production, NAL owns a partially completed lithium carbonate plant, which was developed by a prior operator of NAL. Sayona Quebec completed a preliminary technical study for the completion and restart of the NAL carbonate plant during the year ended December 31, 2023. If we decide to construct and operate a lithium conversion plant with Sayona Mining through our joint venture, Sayona Quebec, then spodumene concentrate produced from NAL would be preferentially delivered to that conversion plant upon commencement of conversion operations. Any remaining spodumene concentrate not delivered to the conversion plant would first be sold to us up to our offtake right and then to third-parties. Any decision to construct jointly-owned lithium conversion capacity must be agreed upon by both parties.
In the year ended December 31, 2024, NAL produced approximately 193,162 dmt of spodumene concentrate and shipped approximately 200,800 dmt, of which approximately 116,700 dmt were sold to Piedmont Lithium. We sold approximately 116,700 dmt of spodumene concentrate and recognized $99.9 million in revenue with a realized sales price of $856 per dmt and a realized costs of sales of $763 per dmt.
In the year ended December 31, 2023, NAL produced approximately 98,800 dmt of spodumene concentrate and shipped approximately 72,100 dmt, of which approximately 43,200 dmt were sold to Piedmont Lithium. We sold approximately 43,200 dmt of spodumene concentrate and recognized $39.8 million in revenue with a realized sales price of $920 per dmt and a realized costs of sales of $789 per dmt.
Realized costs of sales is the average costs of sales based on our offtake pricing agreement with Sayona Quebec for the purchase of spodumene concentrate at a market price subject to a floor of $500 per dmt and a ceiling of $900 per dmt, with adjustments for product grade, and freight.
We had payables to NAL totaling $6.7 million and $0.2 million as of December 31, 2024 and 2023, respectively. Payables to NAL are reported as “Payables to affiliates” in our consolidated balance sheets.
Vinland Lithium
We own an equity interest of approximately 20% in Vinland Lithium, a Canadian-based entity jointly owned with Sokoman Minerals and Benton Resources. Vinland Lithium owns Killick Lithium, a large exploration property prospective for lithium located in southern Newfoundland, Canada. We have entered into an earn-in agreement with Vinland Lithium to acquire up to a 62.5% equity interest in Killick Lithium through current and future phased investments.
Summarized Financial Information
Our share of (loss) income from equity method investments is recorded on a one-quarter lag and is derived from the balances below, which have been compiled from information provided to us by Sayona Quebec, and is presented in accordance with U.S. GAAP.

	Years Ended December 31,
(in thousands)	2024	2023
Summarized statement of operations information:
Revenue	$103,878	$58,514
Gross (loss) profit	(58,232)	16,580
Net (loss) income from operations	(62,846)	17,733
Net (loss) income	(61,233)	17,733

Summarized balance sheet information:
Current assets	92,506	116,446
Non-current assets	316,448	261,662
Current liabilities	64,863	38,581
Non-current liabilities	29,115	53,576

12.ADVANCES TO AFFILIATES
Advances to affiliates consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Ewoyaa	$36,929	$26,378
Killick Lithium	2,619	1,811
Total advances to affiliates	$39,548	$28,189
Advances to affiliates relate to staged investments for future planned lithium projects. We have a strategic partnership with Atlantic Lithium that includes Atlantic Lithium Ghana’s flagship Ewoyaa project. Under our partnership, we entered into a project agreement to acquire a 50% equity interest in Atlantic Lithium Ghana in two phases, with each phase requiring us to make future staged investments in Ewoyaa over a period of time in order to earn our additional equity interest. We have an earn-in agreement with Vinland Lithium to acquire up to a 62.5% equity interest in Killick Lithium.
Our maximum exposure to a loss as a result of our involvement in Ewoyaa and Killick Lithium is limited to the total amount funded by Piedmont Lithium to Atlantic Lithium and Vinland Lithium, respectively. As of December 31, 2024, we did not own an equity interest in Atlantic Lithium Ghana or Killick Lithium. We have made advances to Atlantic Lithium for Ewoyaa totaling $10.6 million and $9.4 million in the years ended December 31, 2024 and 2023, respectively. We have made advances to Vinland Lithium for Killick Lithium totaling $0.8 million and $1.8 million in the years ended December 31, 2024, and 2023 respectively.
Ewoyaa
We completed Phase 1 of our investment in mid-2023, which allows us to acquire a 22.5% equity interest in Atlantic Lithium Ghana, by funding Ewoyaa’s exploration activities and DFS costs and notifying Atlantic Lithium of our intention to proceed with additional funding contemplated under Phase 2, which mainly consists of construction and development activities for Ewoyaa. Atlantic Lithium issued their DFS for Ewoyaa in June 2023. In August 2023, we supplied Atlantic Lithium with notification of our intent to proceed with additional funding for Phase 2. Our future equity interest ownership under Phase 1 remains subject to government approvals. Phase 2 allows us to acquire an additional 27.5% equity interest in Atlantic Lithium Ghana upon completion of funding $70 million for capital costs associated with the development of Ewoyaa. Upon issuance of our equity interest associated with Phase 1 and completion and issuance of our equity interested associated with Phase 2, we expect to have a total equity interest of 50% in Atlantic Lithium Ghana. Atlantic Lithium Ghana, in turn, will hold an 81% interest in the Ewoyaa project net of the interests that will be held by the Ghanaian government and MIIF, resulting in an effective ownership interest of 40.5% in Ewoyaa, by Piedmont Lithium.
Killick Lithium
In October 2023, we entered into an earn-in agreement with Vinland Lithium to acquire up to a 62.5% equity interest in Killick Lithium through current and future phased investments. As part of our investment, we entered into a marketing agreement with Killick Lithium for 100% marketing rights and right of first refusal to purchase 100% of all lithium products produced by Killick Lithium on a life-of-mine basis at competitive commercial pricing.
13.OTHER ASSETS AND LIABILITIES
Other current assets consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Marketable securities	$6,870	$—
Prepaid and other current assets	2,095	3,345
Equity securities	221	484
Total other current assets	$9,186	$3,829
Our investments in marketable securities as of December 31, 2024 consisted of common shares in Atlantic Lithium, a publicly traded company on the ASX. During the year ended December 31, 2024, we recognized a gain totaling $1.0 million based on changes to fair value of the marketable securities. Prior to March 31, 2024, we accounted for Atlantic Lithium under the equity method of accounting. See Note 11—Equity Method Investments.

Our investment in equity securities consisted of common shares in Ricca, a private company focused on gold exploration in Africa. We recognized losses of $0.2 million on the equity securities based on changes in observable market data during the year ended December 31, 2024.
We had no changes to fair value of marketable or equity securities in the year ended December 31, 2023.
Other non-current assets consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Operating lease ROU assets	$988	$1,371
Asset retirement obligation, net	386	414
Other non-current assets	145	379
Total other non-current assets	$1,519	$2,164
Asset retirement obligation is net of accumulated amortization of $35 thousand, and $7 thousand as of December 31, 2024 and 2023, respectively.
Other current liabilities consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Current tax payable (Note 9)	$3,114	$—
Operating lease liabilities	169	312
Interest payable	80	—
Accrued provisional revenue adjustment	—	29,151
Total other current liabilities	$3,363	$29,463
We recognize revenue from product sales at a point in time when performance obligations are satisfied under the terms of contracts with our customers. When the final price has not been resolved by the end of a reporting period, we estimate the expected sales price based on the initial price, market pricing, and known quality measurements. Differences between payments received and the estimated sales price, which resulted in a liability, are recorded as accrued provisional revenue adjustments. We had no outstanding liability for accrued provisional revenue adjustments as of December 31, 2024.
Other non-current liabilities consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Long term tax payable (Note 9)	$543	$—
Asset retirement obligation liability	474	431
Total other non-current liabilities	$1,017	$431
Asset Retirement Obligations
We follow the provisions of ASC Topic 410 – “Asset Retirement and Environmental Obligations,” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. We record the fair value of a liability for an asset retirement obligation as an asset and liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The legal obligation to perform the asset retirement activity is unconditional, even though uncertainty may exist about the timing and/or method of settlement that may be beyond the entity’s control.
During the year ended December 31, 2023, we recognized an asset retirement obligation of $0.4 million related to the acquisition of a monofill disposal facility in Etowah, Tennessee, for Tennessee Lithium. In determining the asset retirement obligation, we calculated the present value of the estimated future cash flows required to reclaim the disturbed areas and perform any required monitoring. The Tennessee Department of Environment and Conservation requires that closure and post-closure obligations of the disposal facility be covered by a surety bond. Surety bonds securing closure and post-closure obligations at December 31, 2024 and 2023 totaled $3.3 million and $3.2 million, respectively.
14.DEBT OBLIGATIONS

(in thousands)	Credit Facility	Mining interest financed by sellers	Insurance premium financing loan	Total debt obligations
Balance at December 31, 2022	$—	$588	$—	$588
Debt payments	—	(425)	—	(425)
Balance at December 31, 2023	—	163	—	163
Proceeds from Credit Facility	35,198	—	—	35,198
Insurance premiums financed	—	—	2,117	2,117
Noncash additions	—	5,277	—	5,277
Settlements of Credit Facility	(10,202)	—	—	(10,202)
Debt payments	—	(545)	(1,884)	(2,429)
Balance at December 31, 2024	$24,996	$4,895	$233	$30,124

(in thousands)	December 31, 2024	December 31, 2023
Total debt obligations	30,124	163
Current debt obligations	(26,472)	(149)
Long-term debt, net of current portion	$3,652	$14
Credit Facility
On September 11, 2024, we entered into a working capital facility, whereby we may borrow up to $25.0 million based on the value of committed volumes of spodumene concentrate occurring within the following twelve months. The outstanding balance under the facility is settled each time a vessel completes loading with volumes that have been committed under the terms of the facility. Interest is payable quarterly at the rate of SOFR plus 2.4%. The lender has the right to modify the payment terms of the Credit Facility in the event we experience a material change in creditworthiness. The Credit Facility expires on September 11, 2027 but may be extended through December 31, 2028.
We may borrow up to 40% of the value of committed volumes of spodumene concentrate unless we elect to enter into a fixed-price arrangement with the lender that would allow us to increase borrowing up to 75% of the value of future, committed volumes of spodumene concentrate through December 31, 2027. We determined the fixed-price arrangement to be an embedded derivative that must be bifurcated from the Credit Facility. The fair value of the embedded derivative was immaterial as of December 31, 2024. We re-evaluate the fair value of the fixed-price arrangement at the end of each reporting period.
Mining Interests Financed by Sellers
We have entered into long-term debt agreements to purchase surface properties and the associated mineral rights from landowners that form part of mining interests reported within “Property, plant and mine development, net” in our consolidated balance sheets. These purchases were fully or partly financed by the seller of each of the surface properties. Payment terms range from 2 years to 5 years, at interest rates ranging from 9.5% to 13.0%, with the majority of payments due in monthly installments ranging from approximately $4,000 to approximately $30,000. Long-term debt agreements are secured by the respective real property.
Insurance Premium Financing Loan
On May 23, 2024, we entered into a financing agreement through our insurance broker to spread the payment of our annual directors and officers insurance premium over a nine-month period. Insurance premiums financed totaled $2.1 million and were payable between May 2024 and January 2025 at an interest rate of 8.2%.

Scheduled payments for the principal portion of our outstanding debt obligations are as follows:

(in thousands)	December 31, 2024
2025	$26,472
2026	1,383
2027	1,487
2028	782
2029	—
Thereafter	—
Total	$30,124
Interest Expense
Interest expense and cash paid for interest are reflected in the following table:

	Years Ended December 31,
(in thousands)	2024	2023
Interest expense	$1,003	$39
Cash paid for interest expense	509	39
15.LEASES
We lease certain equipment and office space. Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheet.
Most leases include one or more options to renew, with renewal terms that can extend the lease term from one year to six years. The exercise of lease renewal options is at our sole discretion and we consider these options in determining the lease term used to establish our ROU and lease liabilities.
Lease presentation in our consolidated balance sheets, components of lease costs, and other lease information are presented in the following table:

(in thousands)	December 31, 2024	December 31, 2023
Assets:
Right-of-use assets - operating lease	$988	$1,371
Liabilities:
Current	169	312
Non-current	863	1,091
Operating lease liabilities	$1,032	$1,403

	Years Ended December 31,
(in thousands)	2024	2023
Statements of operations:
Operating lease cost	$496	$389
Short-term lease cost	182	168
Sublease income	—	—
Other information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$323
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$377	$365
Weighted-average remaining lease term (in months)	56	60
Weighted-average discount rate	10%	10%
Maturities of lease payments under non-cancellable leases are as follows:

(in thousands)	December 31, 2024
2025	$264
2026	272
2027	280
2028	289
2029	197
Thereafter	—
Total future minimum lease payments	1,302
Interest included within lease payments	(270)
Total operating lease liabilities	$1,032
16.EQUITY
We are authorized to issue up to 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. We have no outstanding shares of preferred stock. Holders of our common stock are entitled to receive dividends when and if declared by the Board and are entitled to one vote per share on all matters submitted to a vote of the Stockholders.
As of December 31, 2024, $500 million of securities were available under our shelf registration statement, which expires on September 26, 2027.
Equity Transactions During the Year Ended December 31, 2024
In November 2024, we issued a private placement of 238,095,300 CDIs at a price of $0.17 AUD per CDI, which represents a beneficial interest in one-hundredth of a share of our common stock. Share issuance costs associated with this share placement totaled $1.4 million and were accounted for as a reduction in the proceeds for share issuances in the consolidated balance sheets.
In May 2024, we entered into an ATM Program with B. Riley Securities, Inc., whereby we may from time to time and, at our discretion, issue and sell up to $50 million of our common stock through any method deemed to be an at-the-market offering, as defined in Rule 415 of the Exchange Act, or any method specified in the ATM Program.
We have not issued any shares under the ATM Program as of December 31, 2024 and through the filing of this Annual Report.
In February 2024, we issued 52,701 shares of our common stock at an issue price of $14.17 per share as an advance of our funding obligations to Killick Lithium. There were no share issuance costs associated with the issuance and the value of the shares were treated as an advance within our earn-in agreement with Vinland Lithium to acquire up to a 62.5% equity interest in Killick Lithium through staged investments.

Equity Transactions During the Year Ended December 31, 2023
In November 2023, we issued 62,638 shares with an issue price of $29.32 per share as an advance of our funding obligations to the Killick Lithium project. There were no share issuance costs associated with the issuance and the value of the shares were treated as an advance within our earn-in agreement with Vinland Lithium to acquire up to a 62.5% equity interest in Killick Lithium through staged-investments.
In February 2023, we received $75 million from LG Chem in exchange for 1,096,535 shares of our common stock at a price of $68.40 per share and in conjunction with a multi-year spodumene concentrate offtake agreement. Share issuance costs associated with the issuance totaled $3.9 million and were accounted for as a reduction in the proceeds from share issuances in our consolidated balance sheets.
17.SEGMENT REPORTING
We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC Topic 280 – “Segment Reporting.” We have a single reportable operating segment that operates as a single business platform. In reaching this conclusion, management considered the definition of the CODM, how the business is defined by the CODM, the nature of the information provided to the CODM, how the CODM uses such information to make operating decisions, and how resources and performance are assessed. The results of operations provided to and analyzed by the CODM are at the consolidated level, and accordingly, key resource decisions and assessment of performance are performed at the consolidated level. We have a single, common management team and our cash flows are reported and reviewed at the consolidated level only with no distinct cash flows at an individual business level. Our CODM is our CEO.
Our lithium products are sold to global and regional customers in the electric vehicle and electronics markets, among others. We currently work with end users in a number of markets to tailor our products to their specifications and will work with these end users as we add more products.
The CODM is provided with revenue, restructuring and impairment charges, interest expense, gain (loss) of equity method investments and total assets, which are consistent with those presented in the consolidated financial statements, as part of the measure of profit and loss reviewed.
The CODM reviews both net income or (loss) and adjusted net income or (loss) when evaluating the performance of the reportable operating segment. We believe that adjusted measures provide meaningful information to assist management, investors, and analysts in understanding our financial condition and the results of operations. We believe this adjusted financial measure is important indicators of our recurring operations because it exclude items that may not be indicative of, or are unrelated to, our core operating results, and provides a better baseline for analyzing trends in our underlying business.
Adjusted net loss is defined as net (loss) or income, as calculated under GAAP, plus or minus the gain or loss from sale of equity method investments, gain or loss on sale of assets, gain or loss from equity securities, gain or loss from foreign currency exchange, restructuring and impairment charges including severance and severance related costs and exit costs, and certain other adjustments we believe are not reflective of our ongoing operations and performance. These items include acquisition costs and other fees, and shelf registration costs.

18.FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Measurement of Fair Value
Our material financial instruments consist primarily of cash and cash equivalents, investments in marketable and equity securities, trade and other payables, and long-term debt as follows:
•Trade receivables—As of December 31, 2024 and 2023, we had $5.6 million and $0.6 million, respectively of trade receivable. As of December 31, 2024, $4.5 million consisted of trade receivables from provisional concentrate sales which are recorded at fair value based on Level 2 inputs. The remaining trade receivables approximate fair value due to their short-term nature and are based on Level 1 inputs.
•Debt obligations—As of December 31, 2024 and 2023, we had $30.1 million and $0.2 million, respectively, of principal debt outstanding associated with our Credit Facility, insurance premium financing loan, and seller-financed loans for properties acquired at Carolina Lithium. The carrying value of our long-term debt approximates its estimated fair value, which are classified within level 2 of the fair value hierarchy. See Note 14—Debt Obligations.
•Investments in marketable securities—As of December 31, 2024 we had $6.9 million and $0.0 million, respectively, of investments in marketable securities related to our shares in Atlantic Lithium, which were recorded at fair value based on Level 1 inputs. See Note 13—Other Assets and Liabilities.
•Investments in equity securities—As of December 31, 2024 and 2023, we had $0.2 million and $0.5 million, respectively, of investments in equity securities related to our shares of Ricca, which were recorded at fair value based on Level 2 inputs. See Note 13—Other Assets and Liabilities.
•Other financial instruments—The carrying amounts of cash and cash equivalents and trade and other payables approximate fair value due to their short-term nature and are based on Level 1 inputs.
Level 3 activity was not material for all periods presented. There were no transfers between fair value levels during the years ended December 31, 2024 and 2023.
19.COMMITMENTS AND CONTINGENCIES
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
On February 6, 2024, the SEC issued an investigative subpoena to the Company primarily seeking documents and information relating to the Company’s mining-related investments and operations outside of the U.S. We responded to the subpoena in a timely manner. On November 20, 2024, the SEC issued notification to the Company that it had concluded the investigation and based on the information we provided to the SEC as of November 20, 2024, the SEC did not intend to recommend any further enforcement action related to the matter.
On June 6, 2024, four petitioners with residential or business properties near our permitted Carolina Lithium project filed a Petition for a Contested Case Hearing with the North Carolina Office of Administrative Hearings challenging DEMLR’s issuance of our mining permit for the Carolina Lithium project. The petition alleges DEMLR exceeded its authority, acted erroneously, failed to follow proper procedures, acted arbitrarily and failed to act as required by law when issuing our mining permit. On July 3, 2024, we filed a Motion to Intervene in the Contested Case Hearing. On July 8, 2024, the Office of Administrative Hearings granted our Motion to Intervene. On February 3, 2025, the petitioners voluntarily dismissed the contested case without prejudice.