Form 10-Q
period 2025-03-31
Piedmont Lithium Inc.
filed 2025-05-07
CIK 1728205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☒	Smaller reporting company	☒
☐ If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of May 1, 2025, there were 21,946,069 shares of the registrant’s common stock outstanding.

GLOSSARY OF TERMS AND DEFINITIONS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2024 Cost Savings Plan	Board approved action in response to the decline in the lithium market to reduce cash operating costs, defer capital spending, and limit cash investments in and advances to affiliates in 2024
Annual Report	Annual Report on Form 10-K
ASC	Accounting Standards Codification
ASX	Australian Securities Exchange
Atlantic Lithium	Atlantic Lithium Limited
Atlantic Lithium Ghana	Atlantic Lithium’s Ghanaian-based lithium portfolio companies
ATM Program	at-the-market issuance sales agreement
ATVM	Advanced Technology Vehicles Manufacturing
Authier	Authier Lithium project
Board	Piedmont Lithium’s Board of Directors
Carolina Lithium	Carolina Lithium project
CODM	Chief Operating Decision Maker
Credit Facility	$25.0 million working capital financing arrangement with a trading company partner based on committed volumes of spodumene concentrate
DEMLR	Department of Energy, Mineral and Land Resources
DFS	definitive feasibility study
dmt	dry metric ton(s)
DOE	U.S. Department of Energy
Ewoyaa	Ewoyaa Lithium project
Exchange Act	Securities Exchange Act of 1934
FDIC	Federal Deposit Insurance Corporation
IRA	Inflation Reduction Act of 2022
JORC Code	2012 Edition of the Australasian Code for Reporting of Exploration Results, Mineral Resources and Ore Reserves
Killick Lithium	Killick Lithium Inc.
Tennessee Lithium	Tennessee Lithium project
Li2O	lithium oxide
Merger	The proposed transaction to consummate the combination of Piedmont Lithium Inc. and Sayona Mining Limited pursuant to the Merger Agreement
Merger Agreement	Agreement and Plan of Merger, dated as of November 18, 2024, by and among Piedmont Lithium, Sayona Mining, and Shock MergeCo Inc., a Delaware corporation and a wholly-owned subsidiary of Sayona Mining (as amended April 22, 2025)
MIIF	Minerals Income Investment Fund of Ghana
Milestone PRAs	PRAs that could be earned based upon achievement of certain specified milestones
NAL	North American Lithium Inc.
NCDEQ	North Carolina Department of Environmental Quality
Piedmont Australia	Piedmont Lithium Pty Ltd (formerly named Piedmont Lithium Limited)
PRAs	performance rights awards
Quarterly Report	Quarterly Report on Form 10-Q
Ricca	Ricca Resources Limited
RSUs	restricted stock units
Sayona Mining	Sayona Mining Limited
Sayona Quebec	Sayona Quebec Inc.
SEC	U.S. Securities and Exchange Commission
SOFR	secured overnight financing rate
spodumene concentrate	spodumene concentrate or SC[X] where “X” represents the lithium content of the concentrate on an Li2O% basis

Stock Incentive Plan	Piedmont Lithium Inc. Stock Incentive Plan adopted by our Board on March 31, 2021
Tansim	Tansim Lithium project
TSR	total shareholder return
TSR PRAs
PRAs related to market goals based on a comparison of Piedmont Lithium’s total shareholder return relative to the total shareholder return of a pre-determined set of peer group companies for the performance periods

U.S.	United States of America
U.S. GAAP	U.S. generally accepted accounting principles
Vallée	Vallée Lithium project
Vinland Lithium	Vinland Lithium Inc.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$19,996	$13,401
Costs of sales	19,862	12,710
Gross profit	134	691
Operating expenses:
Exploration costs	—	53
Selling, general and administrative expenses	6,771	8,094
Total operating expenses	6,771	8,147
Loss from equity method investments	(4,935)	(5,440)
Restructuring charges	(283)	(1,780)
Loss from operations	(11,855)	(14,676)
Other (expense) income:
Interest income	699	827
Interest expense	(560)	(222)
Loss on sale of equity method investments(1)	—	(13,886)
Other (loss) income	(3,915)	1,253
Total other expense	(3,776)	(12,028)
Loss before income taxes	(15,631)	(26,704)
Income tax benefit	—	(3,093)
Net loss	$(15,631)	$(23,611)

Basic and diluted:
Net loss per weighted-average share	$(0.71)	$(1.22)
Weighted-average shares outstanding	21,939	19,326
__________________________
(1)Loss on sale of equity method investments includes a loss on the sale of shares in Sayona Mining of $17,215, partially offset by a gain on the sale of shares in Atlantic Lithium of $3,143 and a gain on dilution related to the issuance of additional shares of Atlantic Lithium of $186 for the three months ended March 31, 2024. See Note 8—Equity Method Investments.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(15,631)	$(23,611)
Other comprehensive income, net of tax:
Foreign currency translation adjustment of equity method investments(1)	208	87
Other comprehensive income, net of tax	208	87
Comprehensive loss	$(15,423)	$(23,524)
__________________________
(1)Foreign currency translation adjustment of equity method investments is presented net of tax expense of nil and $223 for the three months ended March 31, 2025 and 2024, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts) (Unaudited)

Assets	March 31, 2025	December 31, 2024
Cash and cash equivalents	$65,390	$87,840
Accounts receivable	11,861	5,613
Other current assets	5,229	9,186
Total current assets	82,480	102,639
Property, plant and mine development, net	135,649	134,544
Advances to affiliates	40,498	39,548
Other non-current assets	1,454	1,519
Equity method investments	66,908	71,635
Total assets	$326,989	$349,885

Liabilities and Stockholders’ Equity
Accounts payable	$1,411	$5,239
Accrued expenses	1,878	4,313
Payables to affiliates	5,240	6,719
Current debt obligations	26,237	26,472
Other current liabilities	3,661	3,363
Total current liabilities	38,427	46,106
Long-term debt, net of current portion	3,418	3,652
Operating lease liabilities, net of current portion	817	863
Other non-current liabilities	1,036	1,017
Total liabilities	43,698	51,638
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock; $0.0001 par value, 100,000,000 shares authorized; 21,943,521 and 21,825,465 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	498,345	497,878
Accumulated deficit	(207,236)	(191,605)
Accumulated other comprehensive loss	(7,820)	(8,028)
Total stockholders’ equity	283,291	298,247
Total liabilities and stockholders’ equity	$326,989	$349,885
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
Cash flows from operating activities:	2025	2024
Net loss	$(15,631)	$(23,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	982	2,067
Loss from equity method investments	4,935	5,440
Loss on sale of equity method investments	—	13,886
Loss (gain) on equity securities	3,640	(1,384)
Deferred taxes	—	(6,246)
Depreciation and amortization	63	81
Noncash lease expense	42	401
Loss on sale of assets	80	—
Unrealized foreign currency translation (gains) losses	(24)	128
Changes in assets and liabilities:
Accounts receivable	(6,248)	(3,652)
Other assets	350	887
Operating lease liabilities	(40)	(396)
Accounts payable	(3,708)	54
Payables to affiliates	(1,479)	1,587
Other liabilities and accrued expenses	(2,117)	(17,564)
Net cash used in operating activities	(19,155)	(28,322)
Cash flows from investing activities:
Capital expenditures	(1,366)	(5,428)
Advances to affiliates	(945)	(4,977)
Proceeds from sale of marketable securities	—	45
Proceeds from sale of shares in equity method investments	—	49,103
Additions to equity method investments	—	(10,048)
Net cash (used in) provided by investing activities	(2,311)	28,695
Cash flows from financing activities:
Proceeds from Credit Facility	10,767	—
Settlements of Credit Facility	(10,777)	—
Payments of debt obligations and insurance premiums financed	(459)	(68)
Payments to tax authorities for employee stock-based compensation	(515)	(591)
Net cash used in financing activities	(984)	(659)
Net decrease in cash	(22,450)	(286)
Cash and cash equivalents at beginning of period	87,840	71,730
Cash and cash equivalents at end of period	$65,390	$71,444

Supplemental disclosure of cash flow information:
Noncash capital expenditures in accounts payable and accrued expenses	$30	$1,362
Noncash investment in affiliates for issuance of company stock	—	746

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands) (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
December 31, 2024	21,826	$2	$497,878	$(191,605)	$(8,028)	$298,247
Stock-based compensation, net of forfeitures	—	—	982	—	—	982
Shares issued for exercise/vesting of stock-based compensation awards	176	—	—	—	—	—
Shares surrendered for tax obligations for stock-based transactions	(58)	—	(515)	—	—	(515)
Equity method investments adjustments in other comprehensive (loss) income, net of tax	—	—	—	—	208	208
Net loss	—	—	—	(15,631)	—	(15,631)
March 31, 2025	21,944	$2	$498,345	$(207,236)	$(7,820)	$283,291

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
December 31, 2023	19,272	$2	$462,899	$(126,844)	$(3,727)	$332,330
Issuance of common stock, net of issuance costs	53	—	747	—	—	747
Stock-based compensation, net of forfeitures	—	—	2,106	—	—	2,106
Shares issued for exercise/vesting of stock-based compensation awards	67	—	—	—	—	—
Shares surrendered for tax obligations for stock-based transactions	(27)	—	(592)	—	—	(592)
Equity method investments adjustments in other comprehensive (loss) income, net of tax	—	—	—	—	87	87
Net loss	—	—	—	(23,611)	—	(23,611)
March 31, 2024	19,365	$2	$465,160	$(150,455)	$(3,640)	$311,067
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
Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Therefore, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report for the year ended December 31, 2024. These unaudited consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are considered necessary for a fair statement of the results of operations, financial position, and cash flows for the periods presented. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2025, for any other future interim periods, or for any other future fiscal year. Certain prior period amounts have been reclassified to be consistent with current period presentation.
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
Risk and Uncertainties
We are subject to a number of risks similar to those of other companies of similar size in our industry including, but not limited to, the success of our exploration and development activities, success of our equity method investments in international projects, permitting and construction delays, the need for additional capital or financing to fund operating losses and investments in our lithium projects and affiliates in Quebec, Ghana, and Newfoundland, lithium price risk, competition from substitute products and services, protection of proprietary technology, litigation, and dependence on key individuals.

Since inception, we have devoted substantial effort and capital resources to our exploration and development activities, permitting activities, and construction activities, which include such activities in international projects as part of our equity method investments. We have incurred net losses and negative cash flows from operations, including net losses of $15.6 million and $23.6 million in the three months ended March 31, 2025 and 2024, respectively. We have accumulated deficits of $207.2 million and $191.6 million as of March 31, 2025 and December 31, 2024, respectively. The critical minerals value chain continues to experience headwinds, which have negatively impacted the prices of lithium we sell.
In light of current market conditions, in 2024, we completed our 2024 Cost Savings Plan to reduce our operating expenses, delay capital expenditures into 2025 and beyond, and limit investments in our lithium projects and affiliates. We had available cash on hand of $65.4 million as of March 31, 2025. During the third quarter of 2024, we entered into a working capital facility whereby we may borrow up to $25.0 million based on the value of committed volumes of spodumene concentrate shipments occurring within the following twelve months. The Credit Facility contains a subjective acceleration clause that allows the lender to change the payment terms of the arrangement if there is a material change in our credit worthiness including acceleration of repayment up to the full amount of any outstanding borrowings. We had an outstanding balance on the Credit Facility of $25.0 million as of March 31, 2025. See Note 11—Debt Obligations.
Based on our operating plan, which includes significant savings through the completion of our 2024 Cost Savings Plan and ongoing access to and utilization of the Credit Facility discussed above, we believe our cash on hand and the Credit Facility will be sufficient to fund our operations and meet our obligations as they come due for the twelve months following the date these unaudited consolidated financial statements are issued. However, we have based our estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors, including lithium pricing. As a result, we could deplete our capital resources sooner than we currently expect. We expect to finance our future cash needs through a combination of sales of non-core assets, equity offerings, debt financings, and strategic partnerships. If we are unable to obtain funding, we would be forced to delay, reduce, or eliminate some or all of our exploration and development activities and joint venture fundings, which could adversely affect our business prospects and ultimately our ability to operate.
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
Proposed Merger with Sayona Mining
On November 18, 2024, we entered into a Merger Agreement with Sayona Mining (as subsequently amended on April 22, 2025), whereby Piedmont and Sayona Mining will be combined on a stock-for-stock basis whereby each share of Piedmont common stock, par value $0.0001 per share, issued and outstanding immediately prior to the consummation of the Merger, subject to certain exclusions, shall either be converted into the right to receive 3.5133 Sayona Mining ordinary shares from Sayona Mining if Sayona Mining shareholders approve a reverse stock split to consolidate Sayona Mining’s ordinary shares at a ratio of 1-for-150 prior to the consummation of the Merger, or be converted into the right to receive 527 Sayona Mining ordinary shares if Sayona Mining shareholders do not approve the reverse stock split prior to the consummation of the Merger.
Consummation of the Merger, which is expected to occur in mid-2025, is subject to certain closing conditions, including requisite approvals of Piedmont’s shareholders and Sayona Mining’s shareholders of the Merger Agreement. The Merger Agreement contains certain termination rights in favor of Sayona Mining and Piedmont, including if the Merger is not consummated on or before September 30, 2025 or if the requisite approvals of Sayona Mining shareholders and Piedmont shareholders are not obtained.
The foregoing summary of the Merger Agreement and the transactions contemplated thereby do not purport to be complete and is qualified in its entirety by reference to the terms and conditions of the Merger Agreement, a copy of which is attached as Exhibit 2.1 to our Annual Report for the year ended December 31, 2024, and Amendment No. 1 to Agreement and Plan of Merger, a copy of which is attached as Exhibit 2.1 to our Current Report on Form 8-K, filed with the SEC on April 23, 2025.

Significant Accounting Policies
There have been no significant changes to significant accounting policies described in Note 2—Summary of Significant Accounting Policies within Part II, Item 8 of our Annual Report for the year ended December 31, 2024.
Recently Issued and Adopted Accounting Pronouncements
We have considered the applicability and impact of all other recently issued accounting pronouncements and have determined that they were either not applicable or were not expected to have a material impact on our unaudited consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, which requires the disaggregation of certain expenses in the notes to the unaudited consolidated financial statements, to provide enhanced transparency into the expense captions presented on the face of the income statement. As amended by ASU No. 2025-01 in January 2025, this guidance will be effective for annual reporting periods beginning with the fiscal year beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this guidance may be applied either prospectively or retrospectively. With the exception of expanding disclosures to include more granular income statement expense categories, we do not expect the adoption of this guidance to have a material effect on our unaudited consolidated financial statements taken as a whole.
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures, including disaggregation of information in the rate reconciliation table and disaggregated information related to income taxes paid. The amendments in guidance are effective for the fiscal year ending December 31, 2025. We are currently evaluating the impact that this update will have on the disclosures in our unaudited consolidated financial statements.
2.REVENUE
We recognize revenue from product sales at a point in time when performance obligations are satisfied under the terms of contracts with our customers. A performance obligation is deemed to be satisfied when control of the product is transferred to our customer, which is typically upon delivery to the shipping carrier. Where a contract contains more than one distinct performance obligation, the transaction price is allocated to each performance obligation based on the standalone selling price of each performance obligation, although these situations do not occur frequently and are generally not built into our contracts. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the products to our customers. Some contracts contain prepayment provisions which allow the customer to secure the right to receive their requested product volumes in a future period. Revenue from these contracts is initially deferred, thus creating a contract liability. Initial pricing is typically billed 5 days to 30 days after the departure of the shipment and is paid between 15 days to 75 days after the departure of the shipment. Final adjustments to prices may take longer to resolve. When the final price has not been resolved by the end of a reporting period, we estimate the expected sales price based on the initial price, market pricing, and known quality measurements. We warrant to our customers that our products conform to mutually agreed product specifications.
Our sales, based on a provisional price, contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the spodumene concentrates at the forward price at the time of sale. The embedded derivative, which is not designated for hedge accounting, is recorded at fair value with any changes recognized as revenue each period prior to final settlement.
All of our revenue was related to two customers for the three months ended March 31, 2025 and two customers for the three months ended March 31, 2024. All sales related to these customers originated in North America. We evaluate the collectability of our accounts receivable on an individual customer basis. Our reserve for credit losses was nil as of March 31, 2025 and December 31, 2024.
We may be subject to provisional revenue adjustments associated with commodity price fluctuations for our spodumene concentrate sales. In some cases, these adjustments are unknown until final settlement. As of March 31, 2025, approximately 15,700 dmt with an average provisional price of $644 per dmt were subject to final pricing over the next several months.

Revenue and provisional adjustments are reflected in the following table:

	Three Months Ended March 31,
(in thousands)	2025	2024
Spodumene concentrate sales	$20,424	$13,070
Provisional revenue adjustments	(428)	331
Revenue	$19,996	$13,401
Contract Liabilities
Contract liabilities represent payments received from customers in advance of the satisfaction of performance obligations. There were no contract liabilities as of March 31, 2025 and December 31, 2024.
3.STOCK-BASED COMPENSATION
Stock Incentive Plan
Under our Stock Incentive Plan, we are authorized to grant 3,000,000 shares, or share equivalents, of stock options, stock appreciation rights, restricted stock units, and restricted stock, any of which may be performance based. Our Leadership and Compensation Committee determines the exercise price for stock options and the base price of stock appreciation rights, which may not be less than the fair market value of our common stock on the date of grant. Generally, stock options and stock appreciation rights fully vest after three years of service and expire at the end of ten years from the date of grant. PRAs vest upon achievement of certain pre-established performance targets that are based on specified performance criteria over a performance period. As of March 31, 2025, 1,472,737 shares of common stock were available for issuance under our Stock Incentive Plan.
We include the expense related to stock-based compensation in the same financial statement line item as cash compensation paid to the same employee. As of March 31, 2025, we had remaining unvested stock-based compensation expense of $3.9 million to be recognized through December 31, 2026. Additionally, and if applicable, we capitalize personnel expenses, including stock-based compensation expenses, attributable to the development of our mine and construction of our plants. We recognize share-based award forfeitures as they occur.
The components and presentation of stock-based compensation are presented in the following table:

	Three Months Ended March 31,
(in thousands)	2025	2024
Components of stock-based compensation:
Stock-based compensation	$982	$2,146
Forfeitures	—	(40)
Stock-based compensation, net of forfeitures	$982	$2,106

Presentation of stock-based compensation in the unaudited consolidated financial statements:
Exploration costs	$—	$5
Selling, general and administrative expenses	982	1,508
Restructuring charges	—	554
Stock-based compensation expense, net of forfeitures(1)	982	2,067
Capitalized stock-based compensation(2)	—	39
Stock-based compensation, net of forfeitures	$982	$2,106
__________________________
(1)We did not reflect a tax benefit associated with stock-based compensation expense in our consolidated statements of operations because we had a full tax valuation allowance during these periods. As a result, the table above does not reflect the tax impacts of stock-based compensation expense.
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
There were no stock options granted during the three months ended March, 31, 2025. The following assumptions were used to estimate the fair value of stock options granted during the three months ended March 31, 2024:

Expected life of options (in years)	6.4
Risk-free interest rate	4.2%
Assumed volatility	35%
Expected dividend rate	—
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
Performance Rights Awards
As of March 31, 2025, there were 204,380 unvested TSR PRAs. The awards become eligible to vest only if certain goals are achieved and will vest only if the grantee remains employed by the Company through each applicable vesting date, subject to certain accelerated vesting terms for qualified terminations. Each performance right converts into one share of common stock upon vesting of the performance right.
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
There were no TSR PRAs granted during the three months ended March, 31, 2025. The following assumptions were used in the Monte Carlo simulation for TSR PRAs granted during three months ended March 31, 2024:

Expected term (in years)	1 - 3
Risk-free interest rate	4.7%
Assumed volatility	50%
Expected dividend yield	—
A summary of activity related to our share-based awards is presented in the following table:

	2025			2024
(in thousands)	Stock Option Awards	Restricted Stock Units	Performance Rights Awards	Stock Option Awards	Restricted Stock Units	Performance Rights Awards
Share balance at January 1	613	220	284	295	80	86
Granted	—	—	—	155	200	123
Exercised, surrendered or vested	—	(99)	(78)	—	(35)	(32)
Forfeited or expired	—	—	(2)	—	(2)	—
Share balance at March 31	613	121	204	450	243	177

4.RESTRUCTURING
During the first quarter of 2024, our Board approved the 2024 Cost Savings Plan in response to the lithium market downturn. As part of our 2024 Cost Savings Plan, we reduced operating costs, mainly within corporate overhead, deferred capital spending to 2025 and beyond, and limited cash investments in and advances to affiliates. We reduced our workforce by 28% in the first quarter of 2024 and lowered third-party spending consisting primarily of professional fees and other operating costs. As a result of our initial reduction in workforce, we recorded $1.8 million in severance and employee benefits costs in the three months ended March 31, 2024.
In August 2024, we announced plans to streamline our U.S. lithium hydroxide production plans in favor of shifting our proposed Tennessee Lithium conversion capacity to Carolina Lithium in a phased approach, thereby allowing us to deploy capital and technical resources more efficiently. During the three months ended March 31, 2025, and in connection with this shift, we recorded restructuring charges associated with Tennessee Lithium totaling $0.3 million to continue operating the monofill operations which we plan to sell or decommission in the near future.
The following table presents the components of restructuring charges associated with our 2024 Cost Savings Plan for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Severance and employee benefits costs(1)	$—	$1,226
Stock compensation expense(2)	—	554
Exit costs(3)	243	—
Other restructuring related expenses(4)	40	—
Total restructuring charges	$283	$1,780
__________________________
(1)    Severance costs primarily relate to cash severance and employee health insurance costs.
(2)    Non-cash stock compensation expense relates to accelerated vesting of certain stock-based compensation awards in connection with our reduction in workforce.
(3)    Exit costs relate to the consolidation of our corporate office to a single location in Belmont, North Carolina, and operational costs of our monofill disposal facility in Tennessee.
(4)    Other restructuring charges include contract termination costs and other costs as part of our 2024 Cost Savings Plan.
The following table presents the summary of activity in our restructuring accrual:

(in thousands)	Severance Costs	Facility Exit Costs	Other Restructuring	Total
Accrual at December 31, 2024	$946	$42	$64	$1,052
Restructuring charges	—	243	40	283
Cash payments and settlements	(946)	(285)	(90)	(1,321)
Accrual at March 31, 2025	$—	$—	$14	$14

(in thousands)	Severance Costs	Facility Exit Costs	Other Restructuring	Total
Accrual at December 31, 2023	$—	$—	$—	$—
Restructuring charges	1,780	—	—	1,780
Cash payments and settlements	(757)	—	—	(757)
Stock-based compensation	(554)	—	—	(554)
Accrual at March 31, 2024	$469	$—	$—	$469
Accrued restructuring charges are included as a current liability in “Accrued expenses” in our consolidated balance sheets.

5.OTHER (LOSS) INCOME
The following table reflects the components of “Other (loss) income” as reported in our consolidated statements of operations:

	Three Months Ended March 31,
(in thousands)	2025	2024
(Loss) gain on equity securities	$(3,640)	$1,384
Loss on sale of assets	(80)	—
Other loss	(195)	(131)
Other (loss) income	$(3,915)	$1,253
The (loss) gain on equity securities relates to realized and unrealized (losses) gains of our investments in marketable and equity securities. Loss on sale of assets primarily relates to our sale or disposal of property, plant and mine development assets. Other loss primarily includes foreign currency exchange loss primarily related to our foreign bank accounts denominated in Canadian dollars and Australian dollars and marketable securities denominated in Australian dollars.
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
Basic and diluted net loss per weighted-average share is reflected in the following table:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Net loss	$(15,631)	$(23,611)
Weighted-average number of common shares used in calculating basic earnings per share	21,939	19,326
Basic and diluted net loss per weighted-average share	$(0.71)	$(1.22)
Potentially dilutive shares were not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive in those periods. PRAs were not included as their performance obligations had not been met as of the end of the reporting period. The potentially dilutive and anti-dilutive shares not included in diluted net loss per weighted-average share are presented in the following table:

	Three Months Ended March 31,
(in thousands)	2025	2024
Stock options	613	450
RSUs	121	243
PRAs	204	177
Total potentially dilutive shares	938	870
7.INCOME TAXES
We recorded a benefit of $0.0 million and $3.1 million on losses before taxes of $15.6 million and $26.7 million in the three months ended March 31, 2025 and 2024, respectively. The effective tax rates were 0.0% and 11.6% in the three months ended March 31, 2025 and 2024, respectively.
The effective tax rates in the three months ended March 31, 2025 and 2024 differ from the U.S. federal statutory rate due to the valuation allowance against our U.S. deferred tax assets and income or loss in foreign jurisdictions that is taxed at different rates than the U.S. statutory tax rate. The decrease in income tax benefit for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to the non-recurring tax benefit recognized on the pre-tax loss generated from the sale of shares in Sayona Mining in the three months ended March 31, 2024.
The sale of Sayona Mining shares in the three months ended March 31, 2024 resulted in a book loss of $17.2 million primarily due to the previously recorded non-cash gains on dilution of $46.3 million over the life of our investment in Sayona Mining. The deferred tax on the investment of $6.0 million was reversed for a deferred tax benefit, offset by a $3.2 million tax payable on the total taxable gain of $22.0 million. The tax payable of $3.2 million is recorded in “Other current liabilities” in our consolidated balance sheets.
8.EQUITY METHOD INVESTMENTS
We apply the equity method to investments when we have the ability to exercise significant influence over the operational decision-making authority and financial policies of the investee. As of March 31, 2025, our equity method investments consisted of Sayona Quebec and Vinland Lithium.
The following tables summarize the carrying amounts, including changes therein, of our equity method investments:

	Three Months Ended March 31, 2025
(in thousands)	Sayona Quebec	Vinland Lithium	Total
Balance at December 31, 2024	$70,172	$1,463	$71,635
Loss from equity method investments	(4,907)	(28)	(4,935)
Foreign currency translation adjustments	202	6	208
Balance at March 31, 2025	$65,467	$1,441	$66,908

	Three Months Ended March 31, 2024
(in thousands)	Sayona Mining(2)	Sayona Quebec	Atlantic Lithium(3)	Vinland Lithium	Total
Balance at December 31, 2023	$59,494	$76,552	$9,825	$1,791	$147,662
Additional investments	—	10,048	—	—	10,048
Gain on dilution of equity method investments(1)	—	—	186	—	186
Loss from equity method investments	(2,094)	(3,073)	(198)	(75)	(5,440)
Foreign currency translation adjustments	1,228	(1,735)	856	(39)	310
Net proceeds from sale of shares	(41,413)	—	(7,690)	—	(49,103)
(Loss) gain on sale of shares of equity method investments(4)	(17,215)	—	3,143	—	(14,072)
Transfer to investments in marketable securities	—	—	(6,122)	—	(6,122)
Balance at March 31, 2024	$—	$81,792	$—	$1,677	$83,469
__________________________
(1)Gain on dilution of equity method investments relates to the exercise of stock options and share grants which resulted in a reduction of our ownership in Atlantic Lithium and is included in “Loss on sale of equity method investments” in our consolidated statements of operations.
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
(4)Amounts reclassified out of accumulated other comprehensive loss into net loss related to the sale of shares of equity method investments were $3.0 million and $0.6 million, net of tax, for Sayona Mining and Atlantic Lithium, respectively.

Our share of loss from equity method investments is recorded on a one-quarter lag in “Loss from equity method investments” within “Loss from operations” in our consolidated statements of operations. At each reporting period, we assess whether there are any indicators of other-than-temporary impairment of our equity investments. We did not record impairment charges for the three months ended March 31, 2025 and 2024.
Sayona Quebec
We own an equity interest of 25% in Sayona Quebec for the purpose of furthering our investment and strategic partnership in Quebec, Canada. The remaining 75% equity interest is held by Sayona Mining. Sayona Quebec holds a 100% interest in NAL, which consists of a surface mine and a concentrator plant, as well as Authier and Tansim.
We hold a life-of-mine offtake agreement with Sayona Quebec for the greater of 113,000 dmt or 50% of spodumene concentrate production per year. Our purchases of spodumene concentrate from Sayona Quebec are subject to market pricing with a price floor of $500 per dmt and a price ceiling of $900 per dmt for a grade of 6.0% spodumene concentrate.
In addition to lithium mining and concentrate production, NAL owns a partially completed lithium carbonate plant, which was developed by a prior operator of NAL. Sayona Quebec completed a preliminary technical study for the completion and restart of the NAL carbonate plant during the year ended December 31, 2023. If we decide to construct and operate a lithium conversion plant with Sayona Mining through our joint venture, Sayona Quebec, then spodumene concentrate produced from NAL would be preferentially delivered to that conversion plant upon commencement of conversion operations. Any remaining spodumene concentrate not delivered to the conversion plant would first be sold to us up to our offtake right and then to third-parties. Any decision to construct jointly-owned lithium conversion capacity must be agreed upon by both parties.
In the three months ended March 31, 2025, NAL produced approximately 43,261 dmt of spodumene concentrate and shipped approximately 27,000 dmt, of which approximately 27,000 dmt were sold to Piedmont Lithium. We sold approximately 27,000 dmt of spodumene concentrate and recognized $20.0 million in revenue with a realized sales price of $741 per dmt and realized costs of sales of $736 per dmt.
In the three months ended March 31, 2024, NAL produced approximately 40,439 dmt of spodumene concentrate and shipped approximately 58,050 dmt, of which approximately 15,500 dmt were sold to Piedmont Lithium. We sold approximately 15,500 dmt of spodumene concentrate and recognized $13.4 million in revenue with a realized sales price of $865 per dmt and realized costs of sales of $820 per dmt.
Realized costs of sales is the average costs of sales based on our offtake pricing agreement with Sayona Quebec for the purchase of spodumene concentrate at a market price subject to a floor of $500 per dmt and a ceiling of $900 per dmt, with adjustments for product grade, and freight.
We had payables to NAL totaling $5.2 million and $6.7 million as of March 31, 2025 and December 31, 2024, respectively. Payables to NAL are reported as “Payables to affiliates” in our consolidated balance sheets.
Vinland Lithium
We own an equity interest of approximately 20% in Vinland Lithium, a Canadian-based entity jointly owned with Sokoman Minerals and Benton Resources. Vinland Lithium owns Killick Lithium, a large exploration property prospective for lithium located in southern Newfoundland, Canada. We have entered into an earn-in agreement with Vinland Lithium to acquire up to a 62.5% equity interest in Killick Lithium through current and future phased investments.

Summarized Financial Information
Our share of loss from equity method investments is recorded on a one-quarter lag and is derived from the balances below, which have been compiled from information provided to us by Sayona Quebec, and is presented in accordance with U.S. GAAP.

(in thousands)	Three Months Ended March 31,
Summarized statement of operations information:	2025	2024
Revenue	$45,070	$22,890
Gross loss	(15,151)	(14,477)
Net loss from operations	(17,803)	(14,524)
Net loss	(19,626)	(12,290)
9.ADVANCES TO AFFILIATES
Advances to affiliates consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Ewoyaa	$37,874	$36,929
Killick Lithium	2,624	2,619
Total advances to affiliates	$40,498	$39,548
Advances to affiliates relate to staged investments for future planned lithium projects. We have a strategic partnership with Atlantic Lithium that includes Atlantic Lithium Ghana’s flagship Ewoyaa project. Under our partnership, we entered into a project agreement to acquire a 50% equity interest in Atlantic Lithium Ghana in two phases, with each phase requiring us to make future staged investments in Ewoyaa over a period of time in order to earn our additional equity interest. We have an earn-in agreement with Vinland Lithium to acquire up to a 62.5% equity interest in Killick Lithium.
Our maximum exposure to a loss as a result of our involvement in Ewoyaa and Killick Lithium is limited to the total amount funded by Piedmont Lithium to Atlantic Lithium and Vinland Lithium, respectively. As of March 31, 2025, we did not own an equity interest in Atlantic Lithium Ghana or Killick Lithium. We have made advances to Atlantic Lithium for Ewoyaa totaling $0.9 million and $5.0 million in the three months ended March 31, 2025 and 2024, respectively. We made no advances to Vinland Lithium for Killick Lithium in the three months ended March 31, 2025, and advances totaling $0.8 million in the three months ended March 31, 2024.
Ewoyaa
We completed Phase 1 of our investment in mid-2023, which allows us to acquire a 22.5% equity interest in Atlantic Lithium Ghana, by funding Ewoyaa’s exploration activities and DFS costs and notifying Atlantic Lithium of our intention to proceed with additional funding contemplated under Phase 2, which mainly consists of construction and development activities for Ewoyaa. Atlantic Lithium issued their DFS for Ewoyaa in June 2023. In August 2023, we supplied Atlantic Lithium with notification of our intent to proceed with additional funding for Phase 2. Our future equity interest ownership under Phase 1 remains subject to government approvals. Phase 2 allows us to acquire an additional 27.5% equity interest in Atlantic Lithium Ghana upon completion of funding $70 million for capital costs associated with the development of Ewoyaa. Upon issuance of our equity interest associated with Phase 1 and completion and issuance of our equity interested associated with Phase 2, we expect to have a total equity interest of 50% in Atlantic Lithium Ghana. Atlantic Lithium Ghana, in turn, will hold an 81% interest in the Ewoyaa project net of the interests that will be held by the Ghanaian government and MIIF, resulting in an effective ownership interest of 40.5% in Ewoyaa, by Piedmont Lithium.
Killick Lithium
In October 2023, we entered into an earn-in agreement with Vinland Lithium to acquire up to a 62.5% equity interest in Killick Lithium through current and future phased investments. As part of our investment, we entered into a marketing agreement with Killick Lithium for 100% marketing rights and right of first refusal to purchase 100% of all lithium products produced by Killick Lithium on a life-of-mine basis at competitive commercial pricing.

10.OTHER ASSETS AND LIABILITIES
Other current assets consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Marketable securities	$3,252	$6,870
Prepaid and other current assets	1,755	2,095
Equity securities	222	221
Total other current assets	$5,229	$9,186
Our investments in marketable securities as of March 31, 2025 consisted of common shares in Atlantic Lithium, a publicly traded company on the ASX. During the three months ended March 31, 2025 and 2024, we recognized a loss of $3.6 million and a gain of $1.4 million, respectively, based on changes to fair value of the marketable securities.
Our investment in equity securities consisted of common shares in Ricca, a private company focused on gold exploration in Africa. We had no change in fair value of these equity securities during the three months ended March 31, 2025 and recognized losses of $0.2 million based on changes in observable market data of Ricca during the three months ended March 31, 2024.
Other non-current assets consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	$947	$988
Asset retirement obligation, net	379	386
Other non-current assets	128	145
Total other non-current assets	$1,454	$1,519
Asset retirement obligation is net of accumulated amortization of $42 thousand, and $35 thousand as of March 31, 2025 and December 31, 2024, respectively.
Other current liabilities consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Current tax payable (Note 7)	$3,114	$3,114
Operating lease liabilities	175	169
Interest payable	372	80
Total other current liabilities	$3,661	$3,363
Other non-current liabilities consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Long term tax payable (Note 7)	$551	$543
Asset retirement obligation liability	485	474
Total other non-current liabilities	$1,036	$1,017
Asset Retirement Obligations
We follow the provisions of ASC Topic 410 – “Asset Retirement and Environmental Obligations,” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. We record the fair value of a liability for an asset retirement obligation as an asset and liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The legal obligation to perform the asset retirement activity is unconditional, even though uncertainty may exist about the timing and/or method of settlement that may be beyond the entity’s control.
We recognized an initial asset retirement obligation of $0.4 million related to the acquisition of a monofill disposal facility in Etowah, Tennessee, for Tennessee Lithium. In determining the asset retirement obligation, we calculated the present value of the estimated future cash flows required to reclaim the disturbed areas and perform any required monitoring. The Tennessee Department of Environment and Conservation requires that closure and post-closure obligations of the disposal facility be covered by a surety bond. Surety bonds securing closure and post-closure obligations totaled $3.3 million as of March 31, 2025 and December 31, 2024.
11.DEBT OBLIGATIONS

	Three Months Ended March 31,
	2025				2024
(in thousands)	Credit Facility	Mining interest financed by sellers	Insurance premium financing loan	Total debt obligations	Mining interest financed by sellers	Total debt obligations
Balance at January 1	$24,996	$4,895	$233	$30,124	$163	$163
Proceeds from Credit Facility	10,767	—	—	10,767	—	—
Insurance premiums financed	—	—	—	—	264	264
Settlements of Credit Facility	(10,777)	—	—	(10,777)	—	—
Debt payments	—	(226)	(233)	(459)	(68)	(68)
Balance at March 31	$24,986	$4,669	$—	$29,655	$359	$359

(in thousands)	March 31, 2025	December 31, 2024
Total debt obligations	$29,655	$30,124
Current debt obligations	(26,237)	(26,472)
Long-term debt, net of current portion	$3,418	$3,652
Credit Facility
On September 11, 2024, we entered into a working capital facility, whereby we may borrow up to $25.0 million based on the value of committed volumes of spodumene concentrate occurring within the following twelve months. The outstanding balance under the facility is settled each time a vessel completes loading with volumes that have been committed under the terms of the facility. Interest is payable quarterly at the rate of SOFR plus 2.4%. The lender has the right to modify the payment terms of the Credit Facility in the event we experience a material change in creditworthiness. The Credit Facility expires on September 11, 2027 but may be extended through December 31, 2028.
We may borrow up to 40% of the value of committed volumes of spodumene concentrate unless we elect to enter into a fixed-price arrangement with the lender that would allow us to increase borrowing up to 75% of the value of future, committed volumes of spodumene concentrate.
Mining Interests Financed by Sellers
We have entered into long-term debt agreements to purchase surface properties and the associated mineral rights from landowners that form part of mining interests reported within “Property, plant and mine development, net” in our consolidated balance sheets. These purchases were fully or partly financed by the seller of each of the surface properties. Payment terms range from 2 years to 4 years at interest rates ranging from 9.5% to 13.0% with the majority of payments due in monthly installments ranging from approximately $4,000 to $30,000. Long-term debt agreements are secured by the respective real property.

Insurance Premium Financing Loan
On May 23, 2024, we entered into a financing agreement through our insurance broker to spread the payment of our annual directors and officers insurance premium over a nine-month period. Insurance premiums financed totaled $2.1 million and were paid between May 2024 and January 2025 at an interest rate of 8.2%. The insurance premium financing loan was paid in full as of March 31, 2025.
Interest Expense
Interest expense and cash paid for interest are reflected in the following table:

	Three Months Ended March 31,
(in thousands)	2025	2024
Interest expense	$561	$222
Cash paid for interest expense	85	39
12.EQUITY
We are authorized to issue up to 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. We have no outstanding shares of preferred stock. Holders of our common stock are entitled to receive dividends when and if declared by the Board and are entitled to one vote per share on all matters submitted to a vote of the Stockholders.
As of March 31, 2025, $500 million of securities were available under our shelf registration statement, which expires on September 26, 2027.
In May 2024, we entered into an ATM Program with B. Riley Securities, Inc., whereby we may from time to time and, at our discretion, issue and sell up to $50 million of our common stock through any method deemed to be an at-the-market offering, as defined in Rule 415 of the Exchange Act, or any method specified in the ATM Program.
We have not issued any shares under the ATM Program as of March 31, 2025 and through the filing of this Quarterly Report.
During the three months ended March 31, 2025, we did not issue any shares of our common stock expect for shares issued as part of our Stock Incentive Plan.
During the three months ended March 31, 2024, we issued 52,701 shares of our common stock at an issue price of $14.17 per share as an advance of our funding obligations to Killick Lithium. There were no share issuance costs associated with the issuance and the value of the shares were treated as an advance within our earn-in agreement with Vinland Lithium to acquire up to a 62.5% equity interest in Killick Lithium through staged investments. Additionally, we issued shares of our common stock as part of our Stock Incentive Plan.
13.SEGMENT REPORTING
We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC Topic 280 – “Segment Reporting.” We have a single reportable operating segment that operates as a single business platform. In reaching this conclusion, management considered the definition of the CODM, how the business is defined by the CODM, the nature of the information provided to the CODM, how the CODM uses such information to make operating decisions, and how resources and performance are assessed. The results of operations provided to and analyzed by the CODM are at the consolidated level, and accordingly, key resource decisions and assessment of performance are performed at the consolidated level. We have a single, common management team and our cash flows are reported and reviewed at the consolidated level only with no distinct cash flows at an individual business level. Our CODM is our CEO.
Our lithium products are sold to global and regional customers in the electric vehicle and electronics markets, among others. We currently work with end users in a number of markets to tailor our products to their specifications and will work with these end users as we add more products.

The CODM is provided with revenue, restructuring and impairment charges, interest expense, gain (loss) of equity method investments and total assets, which are consistent with those presented in the unaudited consolidated financial statements, as part of the measure of profit and loss reviewed.
The CODM reviews both net income or (loss) and adjusted net income or (loss) when evaluating the performance of the reportable operating segment. We believe that adjusted measures provide meaningful information to assist management, investors, and analysts in understanding our financial condition and the results of operations. We believe this adjusted financial measure is important indicators of our recurring operations because it exclude items that may not be indicative of, or are unrelated to, our core operating results, and provides a better baseline for analyzing trends in our underlying business.
Adjusted net loss is defined as net (loss) or income, as calculated under GAAP, plus or minus the gain or loss from sale of equity method investments, gain or loss on sale of assets, gain or loss from equity securities, gain or loss from foreign currency exchange, restructuring and impairment charges including severance and severance related costs and exit costs, and certain other adjustments we believe are not reflective of our ongoing operations and performance. These items include acquisition costs and other fees, and shelf registration costs.
14.FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
We follow ASC Topic 820 – “Fair Value Measurement,” which establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:
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
Measurement of Fair Value
Our material financial instruments consist primarily of cash and cash equivalents, investments in marketable and equity securities, trade and other payables, and long-term debt as follows:
•Trade receivables—As of March 31, 2025 and December 31, 2024, we had $11.9 million and $5.6 million, respectively, of trade receivables. As of March 31, 2025, $1.5 million consisted of trade receivables from provisional concentrate sales, which were recorded at fair value based on Level 2 inputs, and the remaining carrying value of trade receivables approximates fair value due to their short-term nature and are based on Level 1 inputs.
•Debt obligations—As of March 31, 2025 and December 31, 2024, we had $29.7 million and $30.1 million, respectively, of principal debt outstanding associated with our Credit Facility, insurance premium financing loan, and seller-financed loans for properties acquired at Carolina Lithium. The carrying value of our long-term debt approximates its estimated fair value, which are classified within level 2 of the fair value hierarchy. See Note 11—Debt Obligations.
•Investments in marketable securities—As of March 31, 2025 and December 31, 2024, we had $3.3 million and $6.9 million, respectively, of investments in marketable securities related to our shares in Atlantic Lithium, which were recorded at fair value based on Level 1 inputs. See Note 10—Other Assets and Liabilities.
•Investments in equity securities—As of March 31, 2025 and December 31, 2024, we had $0.2 million, of investments in equity securities related to our shares of Ricca, which were recorded at fair value based on Level 2 inputs. See Note 10—Other Assets and Liabilities.
•Other financial instruments—The carrying amounts of cash and cash equivalents and trade and other payables approximate fair value due to their short-term nature and are based on Level 1 inputs.

Level 3 activity was not material for all periods presented. There were no transfers between fair value levels during the three months ended March 31, 2025 and 2024.
Level 4:COMMITMENTS AND CONTINGENCIES
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
On February 6, 2024, the SEC issued an investigative subpoena to the Company primarily seeking documents and information relating to the Company’s mining-related investments and operations outside of the U.S. We responded to the subpoena in a timely manner. On November 20, 2024, the SEC issued notification to the Company that it had concluded the investigation and based on the information we provided to the SEC as of November 20, 2024, the SEC did not intend to recommend any further enforcement action related to the matter.
On June 6, 2024, four petitioners with residential or business properties near our permitted Carolina Lithium project filed a Petition for a Contested Case Hearing with the North Carolina Office of Administrative Hearings challenging DEMLR’s issuance of our mining permit for the Carolina Lithium project. The petition alleges DEMLR exceeded its authority, acted erroneously, failed to follow proper procedures, acted arbitrarily and failed to act as required by law when issuing our mining permit. On July 3, 2024, we filed a Motion to Intervene in the Contested Case Hearing. On July 8, 2024, the Office of Administrative Hearings granted our Motion to Intervene. On February 3, 2025, the petitioners voluntarily dismissed the contested case without prejudice.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in our Quarterly Report. References in this Form 10-Q to our Form 10-K refer to our Form 10-K filed on February 26, 2025.
The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in our Quarterly Report and those in the sections of our Annual Report for the year ended December 31, 2024 entitled “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements,” and “Cautionary Note Regarding Disclosure of Mineral Properties.”
Executive Overview & Strategy
We are a U.S.-based, development-stage company advancing a multi-asset, integrated lithium business in support of a clean energy economy and U.S. and global energy security. We plan to supply lithium hydroxide to the electric vehicle and battery manufacturing supply chains in North America by processing spodumene concentrate produced from assets we own or in which we have an economic interest.
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
To support growing U.S. lithium demand, we have spent the past eight years developing a portfolio of three key projects: wholly-owned Carolina Lithium in North Carolina, and strategic investments in Quebec, Canada, with Sayona Quebec’s NAL, and in Ghana, with Atlantic Lithium’s Ewoyaa project. NAL began supplying spodumene concentrate to the market in the third quarter of 2023 and reached a steady run rate in the second quarter of 2024. Carolina Lithium is being developed as a fully integrated spodumene ore-to-lithium hydroxide project. During the third quarter of 2024, we made the decision to shift Tennessee Lithium’s planned annual production capacity of 30,000 metric tons of lithium hydroxide to Carolina Lithium via a second production train in a phased development approach, which would allow Carolina Lithium to produce up to 60,000 metric tons of lithium hydroxide annually. Consolidating our U.S. lithium hydroxide production strategy positions Piedmont to leverage our foundational Carolina Lithium project and deploy capital and technical resources more efficiently.
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
Proposed Merger with Sayona Mining
On November 19, 2024, we entered into a Merger Agreement with Sayona Mining (as subsequently amended on April 22, 2025), whereby Piedmont and Sayona Mining will be combined on a stock-for-stock basis whereby each share of Piedmont common stock, par value $0.0001 per share, issued and outstanding immediately prior to the consummation of the Merger, subject to certain exclusions, shall either be converted into the right to receive 3.5133 Sayona Mining ordinary shares from Sayona Mining if Sayona Mining shareholders approve a reverse stock split to consolidate Sayona Mining’s ordinary shares at a ratio of 1-for-150 prior to the consummation of the Merger, or be converted into the right to receive 527 Sayona Mining ordinary shares if Sayona Mining shareholders do not approve the reverse stock split prior to the consummation of the Merger.

Consummation of the Merger, which is expected to occur in mid-2025, is subject to certain closing conditions, including requisite approvals of Piedmont’s shareholders and Sayona Mining’s shareholders of the Merger Agreement. The Merger Agreement contains certain termination rights in favor of Sayona Mining and Piedmont, including if the Merger is not consummated on or before September 30, 2025 or if the requisite approvals of Sayona Mining shareholders and Piedmont shareholders are not obtained.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby do not purport to be complete and is qualified in its entirety by reference to the terms and conditions of the Merger Agreement, a copy of which is attached as Exhibit 2.1 to our Annual Report for the year ended December 31, 2024, and Amendment No. 1 to Agreement and Plan of Merger, a copy of which is attached as Exhibit 2.1 to our Current Report on Form 8-K, filed with the SEC on April 23, 2025.

See Part I, Item 1A -“Risk Factors-Risks Related to the Merger Agreement” in our Annual Report for the year ended December 31, 2024 for additional information about the Merger.
Highlights of Corporate and Project Advancements
Piedmont Lithium
We continue to engage in activities to strengthen our financial position and business strategy, including decisions to drive prudent capital deployment and cost savings that preserve assets within our portfolio of projects and strategic investments.
Recent highlights include:
•During the first quarter of 2025, Piedmont sold approximately 27,000 dmt of spodumene concentrate and recognized $20.0 million in revenue with a realized sales price of $741 per dmt and a realized cost of $736 per dmt.
•In April 2025, Piedmont and Sayona Mining jointly announced that, subject to Sayona Mining shareholder approval, the combined business would be renamed Elevra Lithium Limited. The companies also announced the names of nominees to the Board of Directors, which will be constituted of four members nominated from each company’s existing Board.
•In April 2025, Piedmont announced that key regulatory approvals for the merger with Sayona Mining have been received in the United States and Canada.
•In April 2025, Piedmont and Sayona Mining announced the signing of a revised merger agreement to account for, among other things, Sayona Mining’s planned reverse stock split at a ratio of 1-for-150 prior to the completion of the merger transaction. If approved by Sayona Mining shareholders, this reverse split will result in an updated exchange ratio whereby Piedmont shareholders would receive 3.5133 Sayona Mining shares for every Piedmont Lithium common stock held.
Lithium Projects
Quebec
As of March 31, 2025, we owned an equity interest of 25% in Sayona Quebec. Sayona Mining owned the remaining 75% equity interest in Sayona Quebec. Sayona Quebec owns a portfolio of projects, which includes NAL, Authier, Tansim, and Vallée. We hold a life-of-mine offtake agreement with Sayona Quebec for the greater of 113,000 dmt or 50% of spodumene concentrate production per year. Our purchases of spodumene concentrate are subject to a price floor of $500 per dmt and a price ceiling of $900 per dmt for 6.0% Li2O spodumene concentrate.
Recent highlights include:
•During the first quarter of 2025, NAL achieved production of 43,261 dmt of spodumene concentrate and shipped approximately 27,000 dmt, all of which was sold to Piedmont.
•During the first quarter of 2025, production at NAL declined by approximately 15% compared to the prior quarter. The decline was primarily related to a reduction in mill utilization for the quarter, which stood at 80% due to a combination of weather driven unplanned downtime and a scheduled maintenance shutdown. Lithium recovery improved modestly to 69% for the quarter and set a new record of 72% in March.
•In April 2025, the final results from the 2024 NAL drilling program were released. The results reinforce the potential for a future expansion at NAL and will be incorporated into an updated Mineral Resource Estimate, which is expected to be released in mid-2025.
Ghana
As of March 31, 2025, we owned an equity interest of approximately 5% in Atlantic Lithium. We have a right to acquire a 50% equity interest in Atlantic Lithium Ghana, which includes Atlantic Lithium’s flagship Ewoyaa project, located approximately 70 miles from the Port of Takoradi in Ghana, West Africa. We hold an offtake agreement with Atlantic Lithium for 50% of annual production of spodumene concentrate at market prices on a life-of-mine basis from Ewoyaa.
Recent highlights include:
•In January 2025, Atlantic Lithium was granted a Water Use Permit for the Ewoyaa project by the Water Resources Commission in Ghana and released an updated feldspar Mineral Resource Estimate for the Ewoyaa project. Feldspar is a potential byproduct and may serve as a future source of domestic material for the local Ghanaian ceramics market.
Carolina Lithium
Carolina Lithium is located in the historic Carolina Tin-Spodumene Belt and is being designed as a fully integrated project with mining, spodumene concentrate production, and lithium hydroxide manufacturing on a single site in Gaston County, North Carolina. At full production, Carolina Lithium is expected to produce 60,000 metric tons of lithium hydroxide annually.
Based on our current technical studies, we expect Carolina Lithium to be a low-cost producer of spodumene concentrate and lithium hydroxide and a key contributor to U.S. energy security. The project should benefit from high-quality infrastructure, minimal transportation distances, low energy costs, a deep local talent pool, and proximity to cathode and battery customers as well as by-product markets. The competitive corporate tax regime offered in the U.S., the absence of material royalties, and the benefits inherent in the IRA are also expected provide advantages to the project.
Management is engaging in discussions with potential strategic partners who have expressed interest in project-level funding for Carolina Lithium. Our goal through the partnership process is to advance the project through ongoing permitting and rezoning activities. We are considering the timing of the local rezoning process, which is dependent upon our funding strategy, potential partnerships, project development plans, and market dynamics. Engagement continues with community stakeholders, including the Gaston County Board of Commissioners in North Carolina. The Carolina Lithium funding strategy also includes potential government financing options.
During the first quarter of 2025, the Company continued to execute against its plan to delay capital expenditures into 2025 and beyond. As it relates to the Carolina Lithium project, the company evaluated its strategic land position within the Carolina Tin-Spodumene Belt and adjusted scheduled land purchases to minimize near-term capital expenditures.
Killick Lithium
As of March 31, 2025, we owned an equity interest of approximately 20% in Vinland Lithium, which is a Canadian-based entity jointly owned with Sokoman Minerals and Benton Resources. Vinland Lithium owns Killick Lithium, which owns a large exploration property prospective for lithium located in southern Newfoundland, Canada. As of March 31, 2025, we have invested $2.8 million in Killick Lithium.
As part of our earn-in agreement with Vinland Lithium, we have the right to acquire up to a 62.5% equity interest in Killick Lithium through staged investments, which may be paid in cash or shares of our common stock. As part of our investment in Vinland Lithium, we entered into a marketing agreement with Killick Lithium for 100% marketing rights and the right of first refusal to purchase 100% of all lithium products produced by Killick Lithium on a life-of-mine basis at competitive market prices.
During the first quarter of 2025, shareholders of Sokoman Minerals and Benton Resources approved a spin-out of shares in Vinland Lithium to shareholders in preparation for the submission of a listing application of Vinland Lithium to the TSX Venture exchange.

Critical Accounting Polices and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the unaudited consolidated financial statements as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no changes in the significant accounting policies followed by us during the three months ended March 31, 2025 from those disclosed in our Annual Report for the year ended December 31, 2024.
Components of our Results of Operations
Revenue
We recognize revenue from product sales at a point in time when performance obligations are satisfied under the terms of contracts with our customers. A performance obligation is deemed to be satisfied when control of the product is transferred to our customer, which is typically upon delivery to the shipping carrier. Where a contract contains more than one distinct performance obligation, the transaction price is allocated to each performance obligation based on the standalone selling price of each performance obligation, although these situations do not occur frequently and are generally not built into our contracts. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the products to our customers. Some contracts contain prepayment provisions which allow the customer to secure the right to receive their requested product volumes in a future period. Revenue from these contracts is initially deferred, thus creating a contract liability. Initial pricing is typically billed 5 days to 30 days after the departure of the shipment and is paid between 15 days to 75 days after the departure of the shipment. Final adjustments to prices may take longer to resolve. When the final price has not been resolved by the end of a reporting period, we estimate the expected sales price based on the initial price, market pricing, and known quality measurements. We warrant to our customers that our products conform to mutually agreed product specifications.
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
Restructuring Charges
Restructuring and other exit costs represent expenses incurred in connection with certain cost reduction programs that we have implemented, and consists of employee termination costs, lease and other contract termination charges and other costs of exiting activities. A liability for costs associated with an exit or disposal activity is measured at its fair value when the liability is incurred. Expenses for one-time termination benefits are recognized at the date the employee is notified, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Liabilities related to termination of an operating lease or contract are measured and recognized at fair value when the contract does not have any future economic benefit to the entity and the fair value of the liability is determined based on the present value of the remaining lease obligations, adjusted for the effects of deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property. The assumptions in determining such estimates include anticipated timing of sublease rentals and estimates of sublease rental receipts and related costs based on market conditions. All other costs related to an exit or disposal activity are expensed as incurred. Refer to Note 4—Restructuring for further information.
Loss From Equity Method Investments
Loss from equity method investments reflects our proportionate share of the net income (loss) resulting from our current and legacy investments in Sayona Mining, Sayona Quebec, Vinland Lithium, and Atlantic Lithium. Investments recorded under the equity method are adjusted each period, on a one-quarter lag, for our share of each investee’s income (loss). If a decline in the value of an equity method investment is determined to be other than temporary, we record any related impairment as a component of our share of earnings or losses of the equity method investee in the current period. Our equity method investments are an integral and integrated part of our ongoing operations. We have determined this justifies a more meaningful and transparent presentation of our proportional share of income (loss) in our equity method investments as a component of our income (loss) from operations.
Other (Loss) Income
Other (loss) income consists of interest income, interest expense, foreign currency exchange gain (loss), gain (loss) on equity securities, gain (loss) on sale of assets, and gain (loss) on sale of equity method investments. Interest income consists of interest earned on our cash and cash equivalents. Interest expense consists of interest incurred on long-term debt related to noncash acquisitions of mining interests financed by sellers for Carolina Lithium as well as interest incurred for lease liabilities. Foreign currency exchange gain (loss) primarily relates to our foreign bank accounts denominated in Canadian dollars and Australian dollars and marketable securities denominated in Australian dollars. Gain (loss) on equity securities relates to realized and unrealized gains (losses) of our investments in marketable and equity securities. Gain (loss) on sale of assets primarily relates to our sale or disposal of property, plant and mine development assets. Gain (loss) on sale of equity method investments relates to our reduction in ownership in Sayona Mining and Atlantic Lithium due to: (i) gain (loss) on dilution due to their issuance of additional shares through public offerings and employee stock compensation grants while they were accounted for under the equity method, and; (ii) gain (loss) on the sale of shares of our equity method investments.
Results of Operations
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Revenue	$19,996	$13,401	$6,595	49.2%
Costs of sales	19,862	12,710	7,152	56.3%
Gross profit	134	691	(557)	(80.6)%
Gross profit margin	0.7%	5.2%
Exploration costs	—	53	(53)	(100.0)%
Selling, general and administrative expenses	6,771	8,094	(1,323)	(16.3)%
Total operating expenses	6,771	8,147	(1,376)	(16.9)%
Loss from equity method investments	(4,935)	(5,440)	505	(9.3)%
Restructuring charges	(283)	(1,780)	1,497	(84.1)%
Loss from operations	(11,855)	(14,676)	2,821	(19.2)%
Other expense	(3,776)	(12,028)	8,252	(68.6)%
Income tax benefit	—	(3,093)	3,093	(100.0)%
Net loss	$(15,631)	$(23,611)	$7,980	(33.8)%
Revenue
Revenue increased $6.6 million, or 49.2%, to $20.0 million in the three months ended March 31, 2025 as compared to $13.4 million in the three months ended March 31, 2024. Sales volume of spodumene concentrate increased approximately 11,500 dmt, or 74.2%, to approximately 27,000 dmt in the three months ended March 31, 2025 as compared to approximately 15,500 dmt in the three months ended March 31, 2024. While volume increased 74.2%, revenue increased 49.2% due to a steep decline in lithium prices in 2024 and early 2025. All revenue was generated from sales of spodumene concentrate produced at NAL and purchased as part of our offtake agreement with Sayona Quebec.
Our realized prices were $741 per dmt of spodumene concentrate (approximately 5.4% Li2O grade) and $865 per dmt of spodumene concentrate (approximately 5.5% Li2O grade) in the three months ended March 31, 2025 and 2024, respectively. The decline in lithium prices resulted in realized prices declining $124 per dmt, or 14.3%, in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Realized price is the average estimated price, net of certain distribution and other fees, and includes referenced pricing data through March 31, 2025 and 2024 for the three months ended March 31, 2025 and 2024, respectively, and may be subject to final adjustment. For certain contracts, the realized price is subject to final adjustments, which may cause the realized price to be higher or lower than the average estimated realized price, based on future market-price movements. For any shipment that has not yet price settled, we estimate the final sales price based on current and expected market conditions and known quality measurements. Any adjustments to the estimated (or provisional) sales price will be reflected in subsequent periods.
Gross Profit and Gross Profit Margin
Gross profit decreased $0.6 million, or 80.6%, to $0.1 million in the three months ended March 31, 2025 as compared to $0.7 million in the three months ended March 31, 2024. Gross profit margin declined to 0.7% in the three months ended March 31, 2025 from 5.2% in the three months ended March 31, 2024. The declines in gross profit and gross profit margin were due to the steep decline in lithium prices.
Our realized costs of sales were $736 per dmt of spodumene concentrate and $820 per dmt of spodumene concentrate in the three months ended March 31, 2025 and 2024, respectively. Realized costs of sales is the average costs of sales based on our offtake agreement with Sayona Quebec for the purchase of spodumene concentrate at a market price subject to a floor of $500 per dmt and a ceiling of $900 per dmt, with adjustments for product grade, and freight.
Exploration Costs
Exploration costs decreased from $0.1 million in the three months ended March 31, 2024 to nil in the three months ended March 31, 2025. The decrease in exploration costs was due to a decrease in exploration and engineering activities related to new project targets. As part of the 2024 Cost Savings Plan, we have substantially reduced, or in certain cases eliminated, exploration costs in response to the lithium market downturn.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $1.3 million, or 16.3%, to $6.8 million in the three months ended March 31, 2025 compared to $8.1 million in the three months ended March 31, 2024. The decrease in selling, general and administrative expenses was primarily due to lower employee compensation costs in connection with our 62% reduction in workforce during 2024 and lower third-party spend. Stock-based compensation expense included in selling, general and administrative expenses was $1.0 million and $1.5 million in the three months ended March 31, 2025 and 2024, respectively. These decreases were partially offset by increased legal and professional fees primarily related to our Merger.
Loss from Equity Method Investments
Loss from equity method investments decreased $0.5 million, or 9.3%, to $4.9 million in the three months ended March 31, 2025 as compared to $5.4 million in the three months ended March 31, 2024. The loss from equity method investments of $4.9 million in the three months ended March 31, 2025 reflects our proportionate share of loss resulting from our equity investments in Sayona Quebec and Vinland Lithium. The loss from equity method investments of $5.4 million in the three months ended March 31, 2024 reflects our proportionate share of income resulting from our equity investments in Sayona Mining, Sayona Quebec, and Atlantic Lithium and Vinland Lithium. The decrease in loss from equity method investments was primarily driven by decreases in loss of $2.1 million and $0.2 million in our share of income in Sayona Mining and Atlantic Lithium, respectively, partially offset by an increase of $1.8 million in our share of loss in Sayona Quebec.
Restructuring Charges
Restructuring charges were $0.3 million and $1.8 million in the three months ended March 31, 2025 and 2024, respectively. Restructuring charges in the three months ended March 31, 2025 consisted of exit costs of of $0.3 million primarily related to the planned exit of our monofill disposal facility in Etowah, Tennessee. Restructuring charges in the three months ended March 31, 2024 consisted of $1.2 million in severance and employee benefits and $0.6 million in stock-based compensation related to accelerated vesting of certain stock-based compensation awards in connection with our workforce reduction.
Other Expense
Other expense decreased approximately $8.3 million, or 68.6%, to $3.8 million in the three months ended March 31, 2025 compared to $12.0 million in the three months ended March 31, 2024. Included in other expense for the three months ended March 31, 2025, was a loss on marketable securities of $3.6 million and a loss on sale of assets of $0.1 million. These losses were partially offset by net interest income of $0.1 million. Included in other expense for the three months ended March 31, 2024 was a loss on the sale of shares in Sayona Mining of $17.2 million, partially offset by a gain on the sale of shares in Atlantic Lithium of $3.1 million and a gain on dilution related to the issuance of additional shares of Atlantic Lithium of $0.2 million, as well as a net interest income of $0.6 million.
Income Tax Benefit
Income tax benefit decreased from $3.1 million to nil in the three months ended March 31, 2025. The decrease in income tax benefit was due to Australian tax effects of the sale of shares in Sayona Mining in the three months ended March 31, 2024.
Liquidity and Capital Resources
Overview
As of March 31, 2025, our principal sources of liquidity were cash and cash equivalents of $65.4 million and a fully-utilized Credit Facility totaling $25.0 million. Cash and cash equivalents consisted of institutional insured liquid deposits and cash deposit accounts. The vast majority of our cash and cash equivalents were held in the U.S. and covered by FDIC insured limits. Our predominant source of cash to date has been generated through equity financing from issuances of our common stock. We have a universal shelf registration statement which allows us to issue up to $500 million of securities as of March 31, 2025, and expires on September 26, 2027. In 2024, we entered into an ATM Program with a registered agent for potential, future issuances of our common stock under our shelf registration statement. As of the date of this filing, we have not issued common stock under our ATM Program. There are many factors that could significantly impact our ability to raise funds through equity and debt financing as well as influence the timing of future cash flows.
Our primary uses of cash during the three months ended March 31, 2025 consisted of: (i) working capital requirements mainly associated with purchases of spodumene concentrate from NAL and our corporate costs; (ii) cash expenditures associated with our 2024 Cost Savings Plan of $1.3 million; (iii) purchases of real property and associated mining interests of $1.1 million associated with Carolina Lithium; (iv) advances to Atlantic Lithium primarily for exploration and evaluation activities, certain development activities, and permitting and approval activities related to our investment in Ewoyaa totaling $0.9 million; and (v) costs associated with our planned Merger with Sayona Mining.
On September 11, 2024, we entered into a Credit Facility that enables us to borrow up to $25.0 million. The Credit Facility expires on September 11, 2027 but may be extended through December 31, 2028. Borrowings are based on future, committed volumes of spodumene concentrate. Interest is payable quarterly at the rate of SOFR plus 2.4%. In the event we experience a material change in creditworthiness, the lender has the right to modify the payment terms of the Credit Facility including acceleration of repayment up to the full amount of any outstanding borrowings.
During the first quarter of 2024, we initiated the 2024 Cost Savings Plan to reduce annual operating spend by $10.0 million mainly within our corporate expenses, defer capital spending to 2025 and beyond, and limit cash investments in and advances to affiliates. As part of our 2024 Cost Savings Plan, we reduced our total workforce by 62% and lowered third-party spending consisting primarily of professional fees and other operating costs. We completed our 2024 Cost Savings Plan during the fourth quarter of 2024. See Note 4—Restructuring for additional information regarding restructuring charges.
Liquidity Outlook
Our planned cash expenditures for the next twelve months primarily relate to: (i) working capital requirements mainly associated with purchases of spodumene concentrate from NAL and our corporate costs, (ii) continued equity investments in Sayona Quebec for NAL; (iii) continued cash advances to Atlantic Lithium for Ewoyaa; (iv) real property and associated mineral rights acquisition costs for Carolina Lithium; and (v) costs associated with our planned Merger with Sayona Mining.

In 2025, we plan to deliver customer shipments of spodumene concentrate totaling 113,000 dmt to 130,000 dmt and fund capital expenditures totaling $4.0 million to $6.0 million and investments in and advances to affiliates totaling $7.0 million to $13.0 million. These full-year funding ranges reflect a substantial decrease in capital expenditures and joint venture funding compared to the full-year 2024. Our outlook for planned capital expenditures and investments in and advances to affiliates is subject to market conditions.
As of March 31, 2025, we have entered into land option agreements in North Carolina totaling $10.1 million with current payment schedules as follows: $3.5 million in 2025, $6.4 million in 2026, $0.02 million in 2027, $0.02 million in 2028, and $0.2 million thereafter. These amounts do not include closing costs such as attorneys’ fees, taxes, and commissions. We are not obligated to exercise our land option agreements, and we are able to cancel our land acquisition contracts, at our option with de minimis cancellation costs, during the contract option period. Due to current market conditions, we expect to defer to 2026 and beyond the purchase of the majority of our land option agreements coming due in 2025. If we are unsuccessful in deferring certain land purchases, we may decide to cancel certain option agreements for land purchases. We are evaluating these option agreements, and the decision to exercise will be influenced by market conditions and other relevant factors that align with our Company’s long-term growth strategy. Certain land option agreements and land acquisition contracts become binding upon commencement of construction for Carolina Lithium.
Based on our operating plan, which includes our fully implemented 2024 Cost Savings Plan and ongoing access to and utilization of the Credit Facility discussed above, we believe our cash on hand will be sufficient to fund our operations and meet our obligations as they come due for the twelve months following the date our unaudited consolidated financial statements are issued. Additionally, we expect to finance our future cash requirements, including the funding of our lithium projects, through a combination of strategic partnerships, non-core asset sales, equity offerings, and debt financings. Our operating plan and expectation of future financings include estimates and assumptions that may prove to be wrong or may need to modified due many factors, including lithium pricing. As a result, we could deplete our capital resources sooner than we currently expect. No assurances can be given that any additional cost reduction strategies or anticipated funding would be sufficient to meet our needs.
We are evaluating a range of funding options to fund our share of project capital and maintaining a critical focus on funding options that would be non-dilutive to Piedmont Lithium’s shareholders. We plan to utilize two main funding strategies for the construction of Carolina Lithium including an ATVM loan (upon a successful application and receipt of loan from the DOE’s Loan Programs Office) and a strategic partnering process. Construction of Carolina Lithium is not planned to commence until project financing has been finalized. We have mandated a financial advisor as part of our funding strategy for our share of development capital for Ewoyaa. Our strategy includes the offering of a long-term offtake agreement in exchange for funding to support our capital contribution on a non-dilutive basis to our stockholders.
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
Historically, we have been successful raising cash through equity financing. If we were to issue additional shares of our common stock, it would result in dilution to our existing stockholders. No assurances can be given that any additional financings would be available in amounts sufficient to meet our needs or on terms that would be acceptable to us. See Part I, Item 1A, “Risk Factors” in our Annual Report for the year ended December 31, 2024.
Cash Flows
The following table is a condensed schedule of cash flows provided as part of the discussion of liquidity and capital resources:

(in thousands)	Three Months Ended March 31,
Net cash (used in) provided by:	2025	2024
Operating activities	$(19,155)	$(28,322)
Investing activities	(2,311)	28,695
Financing activities	(984)	(659)
Net decrease in cash and cash equivalents	$(22,450)	$(286)

Cash Flows from Operating Activities
Operating activities used $19.2 million and $28.3 million in the three months ended March 31, 2025 and 2024, respectively, resulting in a decrease in cash used by operating activities of $9.2 million. The decrease was mainly due to a decrease of $5.8 million in working capital outflows. In addition, we had a decrease in net loss of $3.3 million, net of certain noncash items including gain (loss) on sale of equity method investments, loss from sale of assets, loss from equity method investments, stock compensation expense, gain on marketable securities, and deferred taxes.
Cash Flows from Investing Activities
Investing activities used $2.3 million and provided $28.7 million in the three months ended March 31, 2025 and 2024, respectively, resulting in an increase in cash used by investing activities of $31.0 million.
The increase was driven by cash inflows from investing activities in the three months ended March 31, 2024 consisting of the receipt of $49.1 million in net proceeds from the sale of our entire equity interest in Sayona Mining and the partial sale of our equity interest in Atlantic Lithium, partially offset by cash used for investing activities related to investments in Sayona Quebec of $10.0 million.
Certain decreases in cash used by investing activities included a decrease in capital expenditures of $4.1 million and a decrease in cash advances totaling $4.0 million to Atlantic Lithium and Vinland Lithium for project advances to Ewoyaa and Killick Lithium, respectively.
Cash Flows from Financing Activities
Financing activities used $1.0 million and $0.7 million in the three months ended March 31, 2025 and 2024, respectively, resulting in an increase in cash used by financing activities of $0.3 million. The increase was primarily driven by payments to tax authorities for employee share-based compensation and payments on debt and financing arrangements which increased $0.1 million and $0.4 million, respectively, compared to the prior year period.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in our risk factors from those disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report for the year ended December 31, 2024.
Item 4.    Controls and Procedures.
Our management, under supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer and Principal Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2025. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting identified in the evaluation for the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 3.    LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 15—Commitments and Contingencies of our unaudited consolidated financial statements contained in this report and is incorporated herein by reference.
Item 1A.    RISK FACTORS.
Tariffs and other changes in international trade policy could adversely affect our business, financial condition and results of operations.
Changes in tariffs, duties and other trade policies may impact the demand for lithium and the costs of products we require to operate and develop our projects. On February 1, 2025, the President of the United States signed executive orders directing the United States to impose tariffs on goods originating from Canada, Mexico and China. With regard to Canadian goods, these measures took effect on March 4, 2025 and include a 25% tariff on goods originating from Canada, except for Canadian energy products which are subject to a lower rate of 10% and include critical minerals such as lithium. While we anticipate that spodumene concentrate originating from NAL and imported into the United States will be treated as a critical mineral and subject the lower rate of 10%, these developments remain ongoing and are subject to change. In response to this change in U.S. trade policy, Canada has implemented and proposed a suite of countermeasures comprised of tariffs on various goods imported from the United States. Such tariffs may be imposed on goods utilized in the production of spodumene concentrate at NAL. Significant uncertainty remains over the scope, impact and duration of any tariffs imposed by the United States, Canada and their trading partners, and they may, among other things, adversely impact general economic conditions, including the market and demand for lithium and our business financial condition and results of operations.
There have been no other material changes in our risk factors from those disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report for the year ended December 31, 2024.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
Item 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
Item 4.    MINE SAFETY DISCLOSURES.
Not applicable because we do not currently operate any mines subject to the U.S. Federal Mine Safety and Health Act of 1977.
Item 5.    OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

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

Piedmont Lithium Inc.
(Registrant)

Date: May 7, 2025	By:	/s/ Michael White
Michael White
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)