Form 10-Q
period 2025-06-30
Piedmont Lithium Inc.
filed 2025-08-07
CIK 1728205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of August 4, 2025, there were 21,946,069 shares of the registrant’s common stock outstanding.

GLOSSARY OF TERMS AND DEFINITIONS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2024 Cost Savings Plan	Board approved action in response to the decline in the lithium market to reduce cash operating costs, defer capital spending, and limit cash investments in and advances to affiliates in 2024
Annual Report	Annual Report on Form 10-K
ASC	Accounting Standards Codification
ASX	Australian Securities Exchange
Atlantic Lithium	Atlantic Lithium Limited
Atlantic Lithium Ghana	Atlantic Lithium’s Ghanaian-based lithium portfolio companies
ATM Program	at-the-market issuance sales agreement
ATVM	Advanced Technology Vehicles Manufacturing
Authier	Authier Lithium project
Board	Piedmont Lithium’s Board of Directors
Carolina Lithium	Carolina Lithium project
CODM	Chief Operating Decision Maker
Credit Facility	$25.0 million working capital financing arrangement with a trading company partner based on committed volumes of spodumene concentrate
DEMLR	Department of Energy, Mineral and Land Resources
DFS	definitive feasibility study
dmt	dry metric ton(s)
DOE	U.S. Department of Energy
Ewoyaa	Ewoyaa Lithium project
Exchange Act	Securities Exchange Act of 1934
FDIC	Federal Deposit Insurance Corporation
IRA	Inflation Reduction Act of 2022
JORC Code	2012 Edition of the Australasian Code for Reporting of Exploration Results, Mineral Resources and Ore Reserves
Killick Lithium	Killick Lithium Inc.
Tennessee Lithium	Tennessee Lithium project
Li2O	lithium oxide
Merger	The proposed transaction to consummate the combination of Piedmont Lithium Inc. and Sayona Mining Limited pursuant to the Merger Agreement
Merger Agreement	Agreement and Plan of Merger, dated as of November 18, 2024, by and among Piedmont Lithium, Sayona Mining, and Shock MergeCo Inc., a Delaware corporation and a wholly-owned subsidiary of Sayona Mining (as amended April 22, 2025)
MIIF	Minerals Income Investment Fund of Ghana
Milestone PRAs	PRAs that could be earned based upon achievement of certain specified milestones
NAL	North American Lithium Inc.
NCDEQ	North Carolina Department of Environmental Quality
OBBBA	One Big Beautiful Bill Act
Piedmont Australia	Piedmont Lithium Pty Ltd (formerly named Piedmont Lithium Limited)
PRAs	performance rights awards
Quarterly Report	Quarterly Report on Form 10-Q
Ricca	Ricca Resources Limited
RSUs	restricted stock units
Sayona Mining	Sayona Mining Limited
Sayona Quebec	Sayona Quebec Inc.
SEC	U.S. Securities and Exchange Commission
SOFR	secured overnight financing rate

spodumene concentrate	spodumene concentrate or SC[X] where “X” represents the lithium content of the concentrate on an Li2O% basis
Stock Incentive Plan	Piedmont Lithium Inc. Stock Incentive Plan adopted by our Board on March 31, 2021
Tansim	Tansim Lithium project
TSR	total shareholder return
TSR PRAs
PRAs related to market goals based on a comparison of Piedmont Lithium’s total shareholder return relative to the total shareholder return of a pre-determined set of peer group companies for the performance periods

U.S.	United States of America
U.S. GAAP	U.S. generally accepted accounting principles
Vallée	Vallée Lithium project
Vinland Lithium	Vinland Lithium Inc.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$11,857	$13,227	$31,853	$26,628
Costs of sales	13,489	12,601	33,351	25,311
Gross profit (loss)	(1,632)	626	(1,498)	1,317
Operating expenses:
Exploration costs	—	9	—	62
Selling, general and administrative expenses	6,425	9,016	13,196	17,110
Total operating expenses	6,425	9,025	13,196	17,172
Loss from equity method investments	(1,139)	(4,910)	(6,074)	(10,350)
Restructuring charges	(401)	(314)	(684)	(2,094)
Loss from operations	(9,597)	(13,623)	(21,452)	(28,299)
Other (expense) income:
Interest income	537	653	1,236	1,480
Interest expense	(532)	(76)	(1,092)	(298)
Loss on sale of equity method investments(1)	—	—	—	(13,886)
Other (loss) income	(146)	(288)	(4,061)	965
Total other (expense) income	(141)	289	(3,917)	(11,739)
Loss before income taxes	(9,738)	(13,334)	(25,369)	(40,038)
Income tax benefit	—	(2)	—	(3,095)
Net loss	$(9,738)	$(13,332)	$(25,369)	$(36,943)

Basic and diluted:
Net loss per weighted-average share	$(0.44)	$(0.69)	$(1.16)	$(1.91)
Weighted-average shares outstanding	21,945	19,370	21,942	19,348
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

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(9,738)	$(13,332)	$(25,369)	$(36,943)
Other comprehensive income, net of tax:
Foreign currency translation adjustment of equity method investments(1)	3,215	(758)	3,423	(671)
Other comprehensive income, net of tax	3,215	(758)	3,423	(671)
Comprehensive loss	$(6,523)	$(14,090)	$(21,946)	$(37,614)
__________________________
(1)Foreign currency translation adjustment of equity method investments is presented net of tax expense of nil for both the three months ended June 30, 2025 and 2024, and nil and $223 for the six months ended June 30, 2025 and 2024, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts) (Unaudited)

Assets	June 30, 2025	December 31, 2024
Cash and cash equivalents	$56,074	$87,840
Accounts receivable	4,100	5,613
Other current assets	5,155	9,186
Total current assets	65,329	102,639
Property, plant and mine development, net	135,722	134,544
Advances to affiliates	41,990	39,548
Other non-current assets	1,392	1,519
Equity method investments	74,113	71,635
Total assets	$318,546	$349,885

Liabilities and Stockholders’ Equity
Accounts payable	$1,144	$5,239
Accrued expenses	2,670	4,313
Payables to affiliates	5,131	6,719
Current debt obligations	26,337	26,472
Other current liabilities	833	3,363
Total current liabilities	36,115	46,106
Long-term debt, net of current portion	2,959	3,652
Operating lease liabilities, net of current portion	769	863
Other non-current liabilities	1,054	1,017
Total liabilities	40,897	51,638
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock; $0.0001 par value, 100,000,000 shares authorized; 21,946,069 and 21,825,465 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	499,226	497,878
Accumulated deficit	(216,974)	(191,605)
Accumulated other comprehensive loss	(4,605)	(8,028)
Total stockholders’ equity	277,649	298,247
Total liabilities and stockholders’ equity	$318,546	$349,885
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
Cash flows from operating activities:	2025	2024
Net loss	$(25,369)	$(36,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,873	4,640
Loss from equity method investments	6,074	10,350
Loss on sale of equity method investments	—	13,886
Loss (gain) on equity securities	3,944	(1,594)
Deferred taxes	—	(6,246)
Depreciation and amortization	119	156
Noncash lease expense	85	532
Loss on sale of assets	212	656
Unrealized foreign currency translation gains	(318)	(36)
Changes in assets and liabilities:
Accounts receivable	1,513	(12,725)
Other assets	268	1,950
Operating lease liabilities	(82)	(472)
Accounts payable	(3,948)	(25)
Payables to affiliates	(1,588)	(93)
Deferred revenue	—	24,347
Other liabilities and accrued expenses	(4,111)	(27,164)
Net cash used in operating activities	(21,328)	(28,781)
Cash flows from investing activities:
Capital expenditures	(1,646)	(8,622)
Advances to affiliates	(2,310)	(8,226)
Proceeds from sale of marketable securities	—	45
Proceeds from sale of shares in equity method investments	—	49,103
Additions to equity method investments	(5,129)	(14,966)
Net cash (used in) provided by investing activities	(9,085)	17,334
Cash flows from financing activities:
Proceeds from Credit Facility	14,116	—
Settlements of Credit Facility	(14,116)	—
Payments of debt obligations and insurance premiums financed	(828)	(651)
Payments to tax authorities for employee stock-based compensation	(525)	(654)
Net cash used in financing activities	(1,353)	(1,305)
Net decrease in cash	(31,766)	(12,752)
Cash and cash equivalents at beginning of period	87,840	71,730
Cash and cash equivalents at end of period	$56,074	$58,978

Supplemental disclosure of cash flow information:
Cash taxes paid	$3,483	$—
Noncash capital expenditures in accounts payable and accrued expenses	2	221
Noncash investment in affiliates for issuance of company stock	—	746

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PIEDMONT LITHIUM INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands) (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
December 31, 2024	21,826	$2	$497,878	$(191,605)	$(8,028)	$298,247
Stock-based compensation, net of forfeitures	—	—	982	—	—	982
Shares issued for exercise/vesting of stock-based compensation awards	176	—	—	—	—	—
Shares surrendered for tax obligations for stock-based transactions	(58)	—	(515)	—	—	(515)
Equity method investments adjustments in other comprehensive (loss) income, net of tax	—	—	—	—	208	208
Net loss	—	—	—	(15,631)	—	(15,631)
March 31, 2025	21,944	2	498,345	(207,236)	(7,820)	283,291
Stock-based compensation, net of forfeitures	—	—	891	—	—	891
Shares issued for exercise/vesting of stock-based compensation awards	4	—	—	—	—	—
Shares surrendered for tax obligations for stock-based transactions	(2)	—	(10)	—	—	(10)
Equity method investments adjustments in other comprehensive (loss) income, net of tax	—	—	—	—	3,215	3,215
Net loss	—	—	—	(9,738)	—	(9,738)
June 30, 2025	21,946	$2	$499,226	$(216,974)	$(4,605)	$277,649

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
December 31, 2023	19,272	$2	$462,899	$(126,844)	$(3,727)	$332,330
Issuance of common stock, net of issuance costs	53	—	747	—	—	747
Stock-based compensation, net of forfeitures	—	—	2,106	—	—	2,106
Shares issued for exercise/vesting of stock-based compensation awards	67	—	—	—	—	—
Shares surrendered for tax obligations for stock-based transactions	(27)	—	(592)	—	—	(592)
Equity method investments adjustments in other comprehensive (loss) income, net of tax	—	—	—	—	87	87
Net loss	—	—	—	(23,611)	—	(23,611)
March 31, 2024	19,365	2	465,160	(150,455)	(3,640)	311,067
Stock-based compensation, net of forfeitures	—	—	2,710	—	—	2,710
Shares issued for exercise/vesting of stock-based compensation awards	10	—	—	—	—	—
Shares surrendered for tax obligations for stock-based transactions	(4)	—	(62)	—	—	(62)
Equity method investments adjustments in other comprehensive (loss) income, net of tax	—	—	—	—	(758)	(758)
Net loss	—	—	—	(13,332)	—	(13,332)
June 30, 2024	19,371	$2	$467,808	$(163,787)	$(4,398)	$299,625
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

Since inception, we have devoted substantial effort and capital resources to our exploration and development activities, permitting activities, and construction activities, which include such activities in international projects as part of our equity method investments. We have incurred net losses and negative cash flows from operations, including net losses of $25.4 million and $36.9 million in the six months ended June 30, 2025 and 2024, respectively. We have accumulated deficits of $217.0 million and $191.6 million as of June 30, 2025 and December 31, 2024, respectively. The critical minerals value chain continues to experience headwinds, which have negatively impacted the prices of lithium we sell.
In light of current market conditions, in 2024, we completed our 2024 Cost Savings Plan to reduce our operating expenses, delay capital expenditures into 2025 and beyond, and limit investments in our lithium projects and affiliates. We had available cash on hand of $56.1 million as of June 30, 2025. During the third quarter of 2024, we entered into a working capital facility whereby we may borrow up to $25.0 million based on the value of committed volumes of spodumene concentrate shipments occurring within the following twelve months. The Credit Facility contains a subjective acceleration clause that allows the lender to change the payment terms of the arrangement if there is a material change in our credit worthiness including acceleration of repayment up to the full amount of any outstanding borrowings. We had an outstanding balance on the Credit Facility of $25.0 million as of June 30, 2025. See Note 11—Debt Obligations.
Based on our operating plan, which includes significant savings achieved from our 2024 Cost Savings Plan and ongoing access to and utilization of the Credit Facility discussed above, we believe our cash on hand and the Credit Facility will be sufficient to fund our operations and meet our obligations as they come due for the twelve months following the date these unaudited consolidated financial statements are issued. However, we have based our estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors, including lithium pricing. As a result, we could deplete our capital resources sooner than we currently expect. We expect to finance our future cash needs through a combination of sales of non-core assets, equity offerings, debt financings, and strategic partnerships. If we are unable to obtain funding, we would be forced to delay, reduce, or eliminate some or all of our exploration and development activities and joint venture fundings, which could adversely affect our business prospects and ultimately our ability to operate.
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
Proposed Merger with Sayona Mining
On November 18, 2024, we entered into a Merger Agreement with Sayona Mining (as subsequently amended on April 22, 2025), whereby Piedmont and Sayona Mining will be combined on a stock-for-stock basis whereby each share of Piedmont common stock, par value $0.0001 per share, issued and outstanding immediately prior to the consummation of the Merger, subject to certain exclusions, shall be converted into the right to receive 527 Sayona Mining ordinary shares upon consummation of the Merger. At Sayona Mining’s Extraordinary General Meeting, Sayona Mining shareholders voted to approve a reverse stock split to consolidate Sayona Mining’s ordinary shares at a ratio of 1-for-150 after the completion of the Merger, which will result in Piedmont shareholders holding 3.5133 Sayona Mining ordinary shares for each share of Piedmont common stock held upon completion of the reverse split. The reverse split is expected to occur in September 2025.
Consummation of the Merger, which is expected to occur in August 2025, is subject to certain closing conditions, including requisite approvals of Piedmont’s shareholders and Sayona Mining’s shareholders of the Merger Agreement. The Merger Agreement contains certain termination rights in favor of Sayona Mining and Piedmont, including if the Merger is not consummated on or before September 30, 2025 or if the requisite approvals of Sayona Mining shareholders and Piedmont shareholders are not obtained.
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
All of our revenue related to two customers for the six months ended June 30, 2025 and three customers for the six months ended June 30, 2024. All sales related to these customers originated in North America. We evaluate the collectability of our accounts receivable on an individual customer basis. Our reserve for credit losses was nil as of June 30, 2025 and December 31, 2024.
We may be subject to provisional revenue adjustments associated with commodity price fluctuations for our spodumene concentrate sales. In some cases, these adjustments are unknown until final settlement. As of June 30, 2025, approximately 7,900 dmt with an average provisional price of $660 per dmt were subject to final pricing over the next several months.

Revenue and provisional revenue adjustments are reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Spodumene concentrate sales	$13,865	$13,320	$34,289	$26,390
Provisional revenue adjustments	(2,008)	(93)	(2,436)	238
Revenue	$11,857	$13,227	$31,853	$26,628
Contract Liabilities
Contract liabilities represent payments received from customers in advance of the satisfaction of performance obligations. There were no contract liabilities as of June 30, 2025 and December 31, 2024.
3.STOCK-BASED COMPENSATION
Stock Incentive Plan
Under our Stock Incentive Plan, we are authorized to grant 3,000,000 shares, or share equivalents, of stock options, stock appreciation rights, restricted stock units, and restricted stock, any of which may be performance based. Our Leadership and Compensation Committee determines the exercise price for stock options and the base price of stock appreciation rights, which may not be less than the fair market value of our common stock on the date of grant. Generally, stock options and stock appreciation rights fully vest after three years of service and expire at the end of ten years from the date of grant. PRAs vest upon achievement of certain pre-established performance targets that are based on specified performance criteria over a performance period. As of June 30, 2025, 1,477,827 shares of common stock were available for issuance under our Stock Incentive Plan.
We include the expense related to stock-based compensation in the same financial statement line item as cash compensation paid to the same employee. As of June 30, 2025, we had remaining unvested stock-based compensation expense of $3.0 million to be recognized through December 31, 2026. Additionally, and if applicable, we capitalize personnel expenses, including stock-based compensation expenses, attributable to the development of our mine and construction of our plants. We recognize share-based award forfeitures as they occur.
The components and presentation of stock-based compensation are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Components of stock-based compensation:
Stock-based compensation	$935	$2,720	$1,917	$4,866
Forfeitures	(44)	(10)	(44)	(50)
Stock-based compensation, net of forfeitures	$891	$2,710	$1,873	$4,816

Presentation of stock-based compensation in the unaudited consolidated financial statements:
Exploration costs	$—	$3	$—	$8
Selling, general and administrative expenses	891	2,570	1,873	4,078
Restructuring charges	—	—	—	554
Stock-based compensation expense, net of forfeitures(1)	891	2,573	1,873	4,640
Capitalized stock-based compensation(2)	—	137	—	176
Stock-based compensation, net of forfeitures	$891	$2,710	$1,873	$4,816
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
There were no stock options granted during the three or six months ended June, 30, 2025. The following assumptions were used to estimate the fair value of stock options granted during the periods presented below:

	June 30, 2024
	Three Months Ended	Six Months Ended
Expected life of options (in years)	6.3	6.3 - 6.4
Risk-free interest rate	4.3%	4.2% - 4.3%
Assumed volatility	40%	35% - 40%
Expected dividend rate	—	—
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
Performance Rights Awards
As of June 30, 2025, there were 204,380 unvested TSR PRAs. The awards become eligible to vest only if certain goals are achieved and will vest only if the grantee remains employed by the Company through each applicable vesting date, subject to certain accelerated vesting terms for qualified terminations. Each performance right converts into one share of common stock upon vesting of the performance right.
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
There were no TSR PRAs granted during the six months ended June, 30, 2025. The following assumptions were used in the Monte Carlo simulation for TSR PRAs granted during periods presented below:

	June 30, 2024
	Three Months Ended	Six Months Ended
Expected term (in years)	1 - 3	1 - 3
Risk-free interest rate	4.8%	4.7% - 4.8%
Assumed volatility	50%	50%
Expected dividend yield	—	—

A summary of activity related to our share-based awards is presented in the following table:

	2025			2024
(in thousands)	Stock Option Awards	Restricted Stock Units	Performance Rights Awards	Stock Option Awards	Restricted Stock Units	Performance Rights Awards
Share balance at January 1	613	220	284	295	80	86
Granted	—	—	—	155	200	123
Exercised, surrendered or vested	—	(99)	(78)	—	(35)	(32)
Forfeited or expired	—	—	(2)	—	(2)	—
Share balance at March 31	613	121	204	450	243	177
Granted	—	—	—	170	117	129
Exercised, surrendered or vested	—	(4)	—	—	(5)	(5)
Forfeited or expired	—	(4)	—	—	(2)	—
Share balance at June 30	613	113	204	620	353	301
4.RESTRUCTURING
During the first quarter of 2024, our Board approved the 2024 Cost Savings Plan in response to the lithium market downturn. As part of our 2024 Cost Savings Plan, we reduced operating costs, mainly within corporate overhead, deferred capital spending to 2025 and beyond, and limited cash investments in and advances to affiliates. We reduced our workforce by 28% in the first quarter of 2024 and lowered third-party spending consisting primarily of professional fees and other operating costs. As a result of our initial reduction in workforce, we recorded $1.8 million in severance and employee benefits costs in the six months ended June 30, 2024.
In August 2024, we announced plans to streamline our U.S. lithium hydroxide production plans in favor of shifting our proposed Tennessee Lithium conversion capacity to Carolina Lithium in a phased approach, thereby allowing us to deploy capital and technical resources more efficiently. In connection with this shift, we recorded restructuring charges associated with Tennessee Lithium to continue operating the monofill operations totaling $0.3 million and $0.5 million, during the three and six months ended June 30, 2025, respectively. We plan to sell or decommission the monofill operations in the near future.
The following table presents the components of restructuring charges associated with our 2024 Cost Savings Plan for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Severance and employee benefits costs(1)	$109	$58	$109	$1,284
Stock compensation expense(2)	—	—	—	554
Exit costs(3)	292	148	535	148
Other restructuring related expenses(4)	—	108	40	108
Total restructuring charges	$401	$314	$684	$2,094
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
(4)    Other restructuring charges include contract termination costs and other costs as part of our 2024 Cost Savings Plan.

The following table presents the summary of activity in our restructuring accrual:

(in thousands)	Severance Costs	Facility Exit Costs	Other Restructuring	Total
Accrual at December 31, 2024	$946	$42	$64	$1,052
Restructuring charges	—	243	40	283
Cash payments and settlements	(946)	(285)	(90)	(1,321)
Accrual at March 31, 2025	—	—	14	14
Restructuring charges	109	292	—	401
Cash payments and settlements	(109)	(277)	(14)	(400)
Accrual at June 30, 2025	$—	$15	$—	$15

(in thousands)	Severance Costs	Facility Exit Costs	Other Restructuring	Total
Accrual at December 31, 2023	$—	$—	$—	$—
Restructuring charges	1,780	—	—	1,780
Cash payments and settlements	(757)	—	—	(757)
Stock-based compensation	(554)	—	—	(554)
Accrual at March 31, 2024	469	—	—	469
Restructuring charges	58	148	108	314
Cash payments and settlements	(495)	(148)	(58)	(701)
Accrual at June 30, 2024	$32	$—	$50	$82
Accrued restructuring charges are included as a current liability in “Accrued expenses” in our consolidated balance sheets.
5.OTHER (LOSS) INCOME
The following table reflects the components of “Other (loss) income” as reported in our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
(Loss) gain on equity securities	$(304)	$210	$(3,944)	$1,594
Loss on sale of assets	(132)	(656)	(212)	(656)
Other gain	290	158	95	27
Other (loss) income	$(146)	$(288)	$(4,061)	$965
The (loss) gain on equity securities relates to realized and unrealized (losses) gains of our investments in marketable and equity securities. Loss on sale of assets primarily relates to our sale or disposal of property, plant and mine development assets. Other gain primarily includes foreign currency exchange gain primarily related to our foreign bank accounts denominated in Canadian dollars and Australian dollars and marketable securities denominated in Australian dollars.

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
Basic and diluted net loss per weighted-average share is reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30
(in thousands, except per share amounts)	2025	2024	2025	2024
Net loss	$(9,738)	$(13,332)	$(25,369)	$(36,943)
Weighted-average number of common shares used in calculating basic earnings per share	21,945	19,370	21,942	19,348
Basic and diluted net loss per weighted-average share	$(0.44)	$(0.69)	$(1.16)	$(1.91)
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

	June 30,
(in thousands)	2025	2024
Stock options	613	620
RSUs	113	353
PRAs	204	301
Total potentially dilutive shares	930	1,274
7.INCOME TAXES
We recorded zero tax expense for both the three and six months ended June 30, 2025 on losses before tax of $9.7 million and $25.4 million, respectively. We recorded an income tax benefit of $2.0 thousand and $3.1 million on losses before taxes of $13.3 million and $40.0 million, in the three and six months ended June 30, 2024, respectively. The effective tax rates were 0.0% and 7.73% in the three and six months ended June 30, 2024, respectively.
The decrease in income tax benefit for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily due to the non-recurring tax benefit recognized on the pre-tax loss generated from the sale of shares in Sayona Mining in the six months ended June 30, 2024.
On July 4, 2025, President Trump signed the OBBBA, which includes significant changes to the U.S. federal income tax system. As the OBBBA was enacted after the end of the Company’s reporting period but before the issuance of these financial statements, the Company has not recorded any adjustments related to the OBBBA for the six months ended June 30, 2025. The Company does not expect that the OBBBA will have a material impact on our income taxes within our financial statements.
8.EQUITY METHOD INVESTMENTS
We apply the equity method to investments when we have the ability to exercise significant influence over the operational decision-making authority and financial policies of the investee. As of June 30, 2025, our equity method investments consisted of Sayona Quebec and Vinland Lithium.
17

The following tables summarize the carrying amounts, including changes therein, of our equity method investments:

(in thousands)	Sayona Quebec	Vinland Lithium	Total
Balance at December 31, 2024	$70,172	$1,463	$71,635
(Loss) gain from equity method investments	(4,907)	(28)	(4,935)
Foreign currency translation adjustments	202	6	208
Balance at March 31, 2025	65,467	1,441	66,908
Additional investments	5,129	—	5,129
(Loss) gain from equity method investments	(1,144)	5	(1,139)
Foreign currency translation adjustments	3,147	68	3,215
Balance at June 30, 2025	$72,599	$1,514	$74,113

(in thousands)	Sayona Mining(2)	Sayona Quebec	Atlantic Lithium(3)	Vinland Lithium	Total
Balance at December 31, 2023	$59,494	$76,552	$9,825	$1,791	$147,662
Additional investments	—	10,048	—	—	10,048
Gain on dilution of equity method investments(1)	—	—	186	—	186
Loss from equity method investments	(2,094)	(3,073)	(198)	(75)	(5,440)
Foreign currency translation adjustments	1,228	(1,735)	856	(39)	310
Net proceeds from sale of shares	(41,413)	—	(7,690)	—	(49,103)
(Loss) gain on sale of shares of equity method investments(4)	(17,215)	—	3,143	—	(14,072)
Transfer to investments in marketable securities	—	—	(6,122)	—	(6,122)
Balance at March 31, 2024	—	81,792	—	1,677	83,469
Additional investments	—	4,913	—	5	4,918
Loss from equity method investments	—	(4,860)	—	(50)	(4,910)
Foreign currency translation adjustments	—	(740)	—	(18)	(758)
Balance at June 30, 2024	$—	$81,105	$—	$1,614	$82,719
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
Our share of loss from equity method investments is recorded on a one-quarter lag in “Loss from equity method investments” within “Loss from operations” in our consolidated statements of operations. At each reporting period, we assess whether there are any indicators of other-than-temporary impairment of our equity investments. We did not record impairment charges for the three and six months ended June 30, 2025 and 2024.

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
In the six months ended June 30, 2025, NAL produced approximately 101,794 dmt of spodumene concentrate and shipped approximately 94,000 dmt, of which approximately 47,200 dmt were sold to Piedmont Lithium. We sold approximately 47,200 dmt of spodumene concentrate and recognized $31.9 million in revenue with a realized sales price of $675 per dmt and realized costs of sales of $707 per dmt.
In the six months ended June 30, 2024, NAL produced approximately 90,100 dmt of spodumene concentrate and shipped approximately 85,700 dmt, of which approximately 29,500 dmt were sold to Piedmont Lithium. We sold approximately 29,500 dmt of spodumene concentrate and recognized $26.6 million in revenue with a realized sales price of $903 per dmt and realized costs of sales of $858 per dmt.
Realized costs of sales is the average costs of sales based on our offtake pricing agreement with Sayona Quebec for the purchase of spodumene concentrate at a market price subject to a floor of $500 per dmt and a ceiling of $900 per dmt, with adjustments for product grade, and freight.
We had payables to NAL totaling $5.1 million and $6.7 million as of June 30, 2025 and December 31, 2024, respectively. Payables to NAL are reported as “Payables to affiliates” in our consolidated balance sheets.
Vinland Lithium
We own an equity interest of approximately 20% in Vinland Lithium, a Canadian company publicly listed on TSX Venture Exchange of the Toronto Stock Exchange. Vinland Lithium owns Killick Lithium, a large exploration property prospective for lithium located in southern Newfoundland, Canada. We have entered into an earn-in agreement with Vinland Lithium to acquire up to a 62.5% equity interest in Killick Lithium through current and future phased investments.
Summarized Financial Information
Our share of loss from equity method investments is recorded on a one-quarter lag and is derived from the balances below, which have been compiled from information provided to us by Sayona Quebec, and is presented in accordance with U.S. GAAP.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Summarized statement of operations information:	2025	2024	2025	2024
Revenue	$19,099	$34,092	$64,169	$56,982
Gross loss	(2,570)	(18,120)	(17,721)	(32,597)
Net loss from operations	(4,146)	(19,590)	(21,949)	(34,114)
Net loss	(4,577)	(19,439)	(24,203)	(31,729)

9.ADVANCES TO AFFILIATES
Advances to affiliates consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Ewoyaa	$39,239	$36,929
Killick Lithium	2,751	2,619
Total advances to affiliates	$41,990	$39,548
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
Our maximum exposure to a loss as a result of our involvement in Ewoyaa and Killick Lithium is limited to the total amount funded by Piedmont Lithium to Atlantic Lithium and Vinland Lithium, respectively. As of June 30, 2025, we did not own an equity interest in Atlantic Lithium Ghana or Killick Lithium. We made advances to Atlantic Lithium for Ewoyaa totaling $1.4 million and $3.0 million in the three months ended June 30, 2025 and 2024, respectively, and $2.3 million and $8.0 million in the six months ended June 30, 2025 and 2024, respectively. We made no advances to Vinland Lithium for Killick Lithium in the three and six months ended June 30, 2025, and advances totaling $0.2 million and $0.9 million in the three and six months ended June 30, 2024, respectively.
Ewoyaa
We completed Phase 1 of our investment in mid-2023, which allows us to acquire a 22.5% equity interest in Atlantic Lithium Ghana, by funding Ewoyaa’s exploration activities and DFS costs and notifying Atlantic Lithium of our intention to proceed with additional funding contemplated under Phase 2, which mainly consists of construction and development activities for Ewoyaa. Atlantic Lithium issued their DFS for Ewoyaa in June 2023. In August 2023, we supplied Atlantic Lithium with notification of our intent to proceed with additional funding for Phase 2. Our future equity interest ownership under Phase 1 remains subject to government approvals. Phase 2 allows us to acquire an additional 27.5% equity interest in Atlantic Lithium Ghana upon completion of funding $70 million for capital costs associated with the development of Ewoyaa. Upon issuance of our equity interest associated with Phase 1 and completion and issuance of our equity interest associated with Phase 2, we expect to have a total equity interest of 50% in Atlantic Lithium Ghana. Atlantic Lithium Ghana, in turn, will hold an 81% interest in the Ewoyaa project net of the interests that will be held by the Ghanaian government and MIIF, resulting in an effective ownership interest of 40.5% in Ewoyaa, by Piedmont Lithium.
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
10.OTHER ASSETS AND LIABILITIES
Other current assets consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Marketable securities	$3,077	$6,870
Prepaid and other current assets	1,846	2,095
Equity securities	232	221
Total other current assets	$5,155	$9,186
Our investments in marketable securities as of June 30, 2025 consisted of common shares in Atlantic Lithium, a publicly traded company on the ASX. During the six months ended June 30, 2025 and 2024, we recognized a loss of $3.9 million and a gain of $0.2 million, respectively, based on changes to fair value of the marketable securities.

Our investment in equity securities consisted of common shares in Ricca, a private company focused on gold exploration in Africa. We had no change in fair value of these equity securities during the three and six months ended June 30, 2025 and three months ended June 30, 2024, and recognized losses of $0.2 million based on changes in observable market data of Ricca during the six months ended June 30, 2024.
Other non-current assets consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	$904	$988
Asset retirement obligation, net	374	386
Other non-current assets	114	145
Total other non-current assets	$1,392	$1,519
Asset retirement obligation is net of accumulated amortization of $47 thousand, and $35 thousand as of June 30, 2025 and December 31, 2024, respectively.
Other current liabilities consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Current tax payable (Note 7)	$—	$3,114
Operating lease liabilities	181	169
Interest payable	652	80
Total other current liabilities	$833	$3,363
Other non-current liabilities consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Long term tax payable (Note 7)	$557	$543
Asset retirement obligation liability	497	474
Total other non-current liabilities	$1,054	$1,017
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
We recognized an initial asset retirement obligation of $0.4 million related to the acquisition of a monofill disposal facility in Etowah, Tennessee, for Tennessee Lithium. In determining the asset retirement obligation, we calculated the present value of the estimated future cash flows required to reclaim the disturbed areas and perform any required monitoring. The Tennessee Department of Environment and Conservation requires that closure and post-closure obligations of the disposal facility be covered by a surety bond. Surety bonds securing closure and post-closure obligations totaled $3.3 million as of June 30, 2025 and December 31, 2024.

11.DEBT OBLIGATIONS

	Six Months Ended June 30,
	2025				2024
(in thousands)	Credit Facility	Mining interest financed by sellers	Insurance premium financing loan	Total debt obligations	Mining interest financed by sellers	Total debt obligations
Balance at January 1	$24,996	$4,895	$233	$30,124	$163	$163
Proceeds from Credit Facility	10,767	—	—	10,767	—	—
Noncash additions	—	—	—	—	264	264
Settlements of Credit Facility	(10,777)	—	—	(10,777)	—	—
Debt payments	—	(226)	(233)	(459)	(68)	(68)
Balance at March 31	24,986	4,669	—	29,655	359	359
Proceeds from Credit Facility	3,349	—	—	3,349	—	—
Noncash additions	—	—	—	—	2,404	2,404
Settlements of Credit Facility	(3,339)	—	—	(3,339)	—	—
Debt payments	—	(369)	—	(369)	(54)	(54)
Balance at June 30	24,996	4,300	$—	$29,296	$2,709	$2,709

(in thousands)	June 30, 2025	December 31, 2024
Total debt obligations	$29,296	$30,124
Current debt obligations	(26,337)	(26,472)
Long-term debt, net of current portion	$2,959	$3,652
Credit Facility
On September 11, 2024, we entered into a working capital facility, whereby we may borrow up to $25.0 million based on the value of committed volumes of spodumene concentrate occurring within the following twelve months. The outstanding balance under the facility is settled each time a vessel completes loading with volumes that have been committed under the terms of the facility. Interest is payable quarterly at the rate of SOFR plus 2.4%. The lender has the right to modify the payment terms of the Credit Facility in the event we experience a material change in creditworthiness. The Credit Facility expires on December 31, 2028.
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

Interest Expense
Interest expense and cash paid for interest are reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Interest expense	$532	$76	$1,093	$298
Cash paid for interest expense	204	66	289	287
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
As of June 30, 2025, $500 million of securities were available under our shelf registration statement, which expires on September 26, 2027.
In May 2024, we entered into an ATM Program with B. Riley Securities, Inc., whereby we may from time to time and, at our discretion, issue and sell up to $50 million of our common stock through any method deemed to be an at-the-market offering, as defined in Rule 415 of the Exchange Act, or any method specified in the ATM Program.
We have not issued any shares under the ATM Program as of June 30, 2025 and through the filing of this Quarterly Report.
During the three and six months ended June 30, 2025, we did not issue any shares of our common stock except for shares issued as part of our Stock Incentive Plan.
In February 2024, we issued 52,701 shares of our common stock at an issue price of $14.17 per share as an advance of our funding obligations to Killick Lithium. There were no share issuance costs associated with the issuance and the value of the shares were treated as an advance within our earn-in agreement with Vinland Lithium to acquire up to a 62.5% equity interest in Killick Lithium through staged investments. Additionally, we issued shares of our common stock as part of our Stock Incentive Plan.
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
Measurement of Fair Value
Our material financial instruments consist primarily of cash and cash equivalents, investments in marketable and equity securities, trade and other payables, and long-term debt as follows:
•Trade receivables—As of June 30, 2025 and December 31, 2024, we had $4.1 million and $5.6 million, respectively, of trade receivables. As of June 30, 2025, $1.4 million consisted of trade receivables from provisional spodumene concentrate sales, which were recorded at fair value based on Level 2 inputs, and the remaining carrying value of trade receivables approximates fair value due to their short-term nature and are based on Level 1 inputs.
•Debt obligations—As of June 30, 2025 and December 31, 2024, we had $29.3 million and $30.1 million, respectively, of principal debt outstanding associated with our Credit Facility, insurance premium financing loan, and seller-financed loans for properties acquired at Carolina Lithium. The carrying value of our long-term debt approximates its estimated fair value, which are classified within level 2 of the fair value hierarchy. See Note 11—Debt Obligations.
•Investments in marketable securities—As of June 30, 2025 and December 31, 2024, we had $3.1 million and $6.9 million, respectively, of investments in marketable securities related to our shares in Atlantic Lithium, which were recorded at fair value based on Level 1 inputs. See Note 10—Other Assets and Liabilities.
•Investments in equity securities—As of June 30, 2025 and December 31, 2024, we had $0.2 million, of investments in equity securities related to our shares of Ricca, which were recorded at fair value based on Level 2 inputs. See Note 10—Other Assets and Liabilities.
•Other financial instruments—The carrying amounts of cash and cash equivalents and trade and other payables approximate fair value due to their short-term nature and are based on Level 1 inputs.
Level 3 activity was not material for all periods presented. There were no transfers between fair value levels during the three and six months ended June 30, 2025 and 2024.

15. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are involved from time to time in various claims, proceedings, and litigation. We establish reserves for specific legal proceedings when we determine that the likelihood of an unfavorable outcome is probable, and the amount of loss can be reasonably estimated. The Company is not currently a party to any material legal proceedings.

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
Proposed Merger with Sayona Mining
On November 18, 2024, we entered into a Merger Agreement with Sayona Mining (as subsequently amended on April 22, 2025), whereby Piedmont and Sayona Mining will be combined on a stock-for-stock basis whereby each share of Piedmont common stock, par value $0.0001 per share, issued and outstanding immediately prior to the consummation of the Merger, subject to certain exclusions, shall be converted into the right to receive 527 Sayona Mining ordinary shares upon consummation of the Merger. At Sayona Mining’s Extraordinary General Meeting, Sayona Mining shareholders voted to approve a reverse stock split to consolidate Sayona Mining’s ordinary shares at a ratio of 1-for-150 after the completion of the Merger, which will result in Piedmont shareholders holding 3.5133 Sayona Mining ordinary shares for each share of Piedmont common stock held upon completion of the reverse split. The reverse split is expected to occur in September 2025.

Piedmont adjourned the Piedmont Special Meeting of Stockholders (the “Special Meeting”) on July 31, 2025 to August 11, 2025. At the time of the Special Meeting, the required quorum of a majority of Piedmont common stock outstanding and entitled to vote was not present, and the adjournment will allow additional time for shareholders to vote. At the originally scheduled time of the Special Meeting, 41.52% of the common stock outstanding and entitled to vote was represented with 97.86% of the votes cast in favor of the Merger.

Consummation of the Merger, which is expected to occur in August 2025, is subject to certain closing conditions, including requisite approvals of Piedmont’s shareholders and Sayona Mining’s shareholders of the Merger Agreement. The Merger Agreement contains certain termination rights in favor of Sayona Mining and Piedmont, including if the Merger is not consummated on or before September 30, 2025 or if the requisite approvals of Sayona Mining shareholders and Piedmont shareholders are not obtained.

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
Recent highlights include:
•During the second quarter of 2025, Piedmont sold approximately 20,200 dmt of spodumene concentrate and recognized $11.9 million in revenue with a realized sales price of $587 per dmt and a realized cost of $668 per dmt.
•In July 2025, Piedmont adjourned the Special Meeting on July 31, 2025 to August 11, 2025 to allow stockholders additional time to vote their shares. At the original time of the meeting, 97.86% of the votes cast were in favor of the transaction with 41.52% of the common stock outstanding and entitled to vote represented. For the merger proposal to pass, Piedmont requires a quorum of more than 50% of the shares of common stock to vote in favor of the Merger.
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
•In April 2025, Piedmont and Sayona Mining announced the signing of a revised merger agreement to account for, among other things, Sayona Mining’s planned reverse stock split at a ratio of 1-for-150. At Sayona Mining’s Extraordinary General Meeting, Sayona Mining shareholders voted to approve a reverse stock split to consolidate Sayona Mining’s ordinary shares at a ratio of 1-for-150 after the completion of the Merger, which will result in an updated exchange ratio whereby Piedmont shareholders would receive 3.5133 Sayona Mining shares for every Piedmont Lithium common stock held.
Lithium Projects
Quebec
As of June 30, 2025, we owned an equity interest of 25% in Sayona Quebec. Sayona Mining owned the remaining 75% equity interest in Sayona Quebec. Sayona Quebec owns a portfolio of projects, which includes NAL, Authier, Tansim, and Vallée. We hold a life-of-mine offtake agreement with Sayona Quebec for the greater of 113,000 dmt or 50% of spodumene concentrate production per year.

Our purchases of spodumene concentrate are subject to a price floor of $500 per dmt and a price ceiling of $900 per dmt for 6.0% Li2O spodumene concentrate.
Recent highlights include:
•During the second quarter of 2025, NAL achieved production of 58,533 dmt of spodumene concentrate and shipped approximately 67,000 dmt, of which approximately 20,200 dmt were sold to Piedmont Lithium. We sold approximately 20,200 dmt of spodumene concentrate and recognized $11.9 million in revenue with a realized sales price of $587 per dmt and realized cost of sales of $668 per dmt.
•During the second quarter of 2025, production at NAL increased by approximately 35% compared to the prior quarter. The increase primarily related to a 93% mill utilization in the second quarter of 2025. Lithium recovery improved modestly to 73% in the second quarter of 2025.
•In April 2025, the final results from the 2024 NAL drilling program were released. The results reinforce the potential for a future expansion at NAL and will be incorporated into an updated Mineral Resource Estimate, which is expected to be released in mid-2025.
Ghana
As of June 30, 2025, we owned an equity interest of approximately 5% in Atlantic Lithium. We have the right to acquire a 50% equity interest in Atlantic Lithium Ghana, which includes Atlantic Lithium’s flagship Ewoyaa project, located approximately 70 miles from the Port of Takoradi in Ghana, West Africa. We hold an offtake agreement with Atlantic Lithium for 50% of annual production of spodumene concentrate at market prices on a life-of-mine basis from Ewoyaa.
Recent highlights include:
•In July 2025, Atlantic Lithium provided an update related to ongoing negotiations related to the Mining Lease for the Ewoyaa Lithium Project. The update noted that Ghana’s Minister of Lands and Natural Resources confirmed that revised terms of the Mining Lease were being negotiated by Ghana’s Cabinet ahead of being presented for review by Parliament.
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
During the second quarter of 2025, the Company continued to execute against its plan to delay capital expenditures into 2025 and beyond. As it relates to the Carolina Lithium project, the Company evaluated its strategic land position within the Carolina Tin-Spodumene Belt and adjusted scheduled land purchases to minimize near-term capital expenditures.

Killick Lithium
As of June 30, 2025, we owned an equity interest of approximately 20% in Vinland Lithium. Vinland Lithium owns Killick Lithium, which owns a large exploration property prospective for lithium located in southern Newfoundland, Canada. As of June 30, 2025, we have invested $2.8 million in Killick Lithium.
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
There have been no changes in the significant accounting policies followed by us during the six months ended June 30, 2025 from those disclosed in our Annual Report for the year ended December 31, 2024.
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
Other (Expense) Income
Other (expense) income consists of interest income, interest expense, foreign currency exchange gain (loss), gain (loss) on equity securities, gain (loss) on sale of assets, and gain (loss) on sale of equity method investments. Interest income consists of interest earned on our cash and cash equivalents. Interest expense consists of interest incurred on long-term debt related to noncash acquisitions of mining interests financed by sellers for Carolina Lithium, interest incurred on Credit Facility, as well as interest incurred for lease liabilities. Foreign currency exchange gain (loss) primarily relates to our foreign bank accounts denominated in Canadian dollars and Australian dollars and marketable securities denominated in Australian dollars. Gain (loss) on equity securities relates to realized and unrealized gains (losses) of our investments in marketable and equity securities. Gain (loss) on sale of assets primarily relates to our sale or disposal of property, plant and mine development assets. Gain (loss) on sale of equity method investments relates to our reduction in ownership in Sayona Mining and Atlantic Lithium due to: (i) gain (loss) on dilution due to their issuance of additional shares through public offerings and employee stock compensation grants while they were accounted for under the equity method, and; (ii) gain (loss) on the sale of shares of our equity method investments.

Results of Operations
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

	Three Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Revenue	$11,857	$13,227	$(1,370)	(10.4)%
Costs of sales	13,489	12,601	888	7.0%
Gross (loss) profit	(1,632)	626	(2,258)	(360.7)%
Gross profit margin	(13.8%)	4.7%
Exploration costs	—	9	(9)	(100.0)%
Selling, general and administrative expenses	6,425	9,016	(2,591)	(28.7)%
Total operating expenses	6,425	9,025	(2,600)	(28.8)%
Loss from equity method investments	(1,139)	(4,910)	3,771	(76.8)%
Restructuring charges	(401)	(314)	(87)	27.7%
Loss from operations	(9,597)	(13,623)	4,026	(29.6)%
Other (expense) income	(141)	289	(430)	(148.8)%
Income tax benefit	—	(2)	2	(100.0)%
Net loss	$(9,738)	$(13,332)	$3,594	(27.0)%
Revenue
Revenue decreased $1.4 million, or 10.4%, to $11.9 million in the three months ended June 30, 2025 as compared to $13.2 million in the three months ended June 30, 2024 due to a prolonged, steep decline in lithium prices in 2024 and the first half of 2025. Partially offsetting the decrease in revenue was an increase in sales volume of spodumene concentrate of approximately 6,200 dmt, or 44.3%, to approximately 20,200 dmt in the three months ended June 30, 2025 as compared to approximately 14,000 dmt in the three months ended June 30, 2024. All revenue was generated from sales of spodumene concentrate produced at NAL and purchased as part of our offtake agreement with Sayona Quebec.
Our realized prices were $587 per dmt of spodumene concentrate (approximately 5.3% Li2O grade) and $945 per dmt of spodumene concentrate (approximately 5.5% Li2O grade) in the three months ended June 30, 2025 and 2024, respectively. The decline in lithium prices resulted in realized prices declining $358 per dmt, or 37.9%, in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.
Realized price is the average estimated price, net of certain distribution and other fees, and includes referenced pricing data through June 30, 2025 and 2024 for the three months ended June 30, 2025 and 2024, respectively, and may be subject to final adjustment. For certain contracts, the realized price is subject to final adjustments, which may cause the realized price to be higher or lower than the average estimated realized price, based on future market-price movements. For any shipment that has not yet price settled, we estimate the final sales price based on current and expected market conditions and known quality measurements. Any adjustments to the estimated (or provisional) sales price will be reflected in subsequent periods.
Gross Profit (Loss) and Gross Profit Margin
Gross profit decreased $2.3 million, or 360.7%, to a gross loss of $1.6 million in the three months ended June 30, 2025 as compared to gross profit of $0.6 million in the three months ended June 30, 2024. Gross profit margin declined to (13.8)% in the three months ended June 30, 2025 from 4.7% in the three months ended June 30, 2024. The declines in gross profit and gross profit margin were due to the steep decline in lithium prices as discussed above.
Our realized costs of sales was $668 per dmt of spodumene concentrate and $900 per dmt of spodumene concentrate in the three months ended June 30, 2025 and 2024, respectively. Realized costs of sales is the average costs of sales based on our offtake agreement with Sayona Quebec for the purchase of spodumene concentrate at a market price subject to a floor of $500 per dmt and a ceiling of $900 per dmt, with adjustments for product grade, and freight.

Exploration Costs
Exploration costs decreased to nil in the three months ended June 30, 2025 from $9.0 thousand in the three months ended June 30, 2024. The decrease in costs was due to a decrease in exploration and engineering activities related to new project targets. As part of the 2024 Cost Savings Plan, we have materially reduced, or in certain cases eliminated, exploration costs in response to the lithium market downturn.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $2.6 million, or 28.7%, to $6.4 million in the three months ended June 30, 2025 as compared to $9.0 million in the three months ended June 30, 2024. The decrease in selling, general and administrative expenses was primarily due to lower employee compensation costs in connection with our reduction in workforce during 2024 and lower third-party spend. Stock-based compensation expense included in selling, general and administrative expenses was $0.9 million and $2.6 million in the three months ended June 30, 2025 and 2024, respectively. These decreases were partially offset by increased legal and professional fees primarily related to our Merger.
Loss from Equity Method Investments
Loss from equity method investments decreased $3.8 million, or 76.8%, to a loss of $1.1 million in the three months ended June 30, 2025 as compared to a loss of $4.9 million in the three months ended June 30, 2024. The loss from equity method investments of $1.1 million in the three months ended June 30, 2025 reflects our proportionate share of loss resulting from our equity investments in Sayona Quebec and Vinland Lithium. The loss from equity method investments of $4.9 million in the three months ended June 30, 2024 reflects our proportionate share of income resulting from our equity investments in Sayona Mining, Sayona Quebec, Atlantic Lithium, and Vinland Lithium. The decrease in loss from equity method investments was primarily driven by decreases in losses of $2.1 million and $0.2 million in our share of income in Sayona Mining and Atlantic Lithium, respectively, partially offset by an increase of $1.8 million in our share of loss in Sayona Quebec.
Restructuring Charges
Restructuring charges were $0.4 million and $0.3 million in the three months ended June 30, 2025 and 2024, respectively. Restructuring charges in the three months ended June 30, 2025 consisted of exit costs of $0.3 million primarily related to the planned exit of our monofill disposal facility in Etowah, Tennessee, and $0.1 million in severance and employee benefits. Restructuring charges in the three months ended June 30, 2024 consisted of $0.1 million in severance and employee benefits, exit costs of $0.1 million primarily related to the planned exit of our monofill disposal facility in Etowah, Tennessee, and $0.1 million in other restructuring related expenses.
Other (Expense) Income
Other (expense) income decreased approximately $0.4 million, or 148.8%, to $0.1 million expense in the three months ended June 30, 2025 compared to $0.3 million income in the three months ended June 30, 2024. Included in other expense for the three months ended June 30, 2025, was a loss on marketable securities of $0.3 million and a loss on sale of assets of $0.1 million. These losses were partially offset by net interest income of $5.0 thousand and a gain on foreign currency exchange of $0.3 million. Included in other expense for the three months ended June 30, 2024 was interest income of $0.7 million, unrealized gain on marketable securities of $0.2 million, partially offset by a loss of $0.7 million related to the loss on sale of assets.
Income Tax Benefit
Income tax benefit decreased from $2.0 thousand to nil in the three months ended June 30, 2025. The decrease in income tax benefit was due to Australian tax effects of the sale of shares in Sayona Mining in the three months ended June 30, 2024.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

	Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Revenue	$31,853	$26,628	$5,225	19.6%
Costs of sales	33,351	25,311	8,040	31.8%
Gross (loss) profit	(1,498)	1,317	(2,815)	(213.7)%
Gross profit margin	(4.7%)	4.9%
Exploration costs	—	62	(62)	(100.0)%
Selling, general and administrative expenses	13,196	17,110	(3,914)	(22.9)%
Total operating expenses	13,196	17,172	(3,976)	(23.2)%
Loss from equity method investments	(6,074)	(10,350)	4,276	(41.3)%
Restructuring charges	(684)	(2,094)	1,410	(67.3)%
Loss from operations	(21,452)	(28,299)	6,847	(24.2)%
Other expense	(3,917)	(11,739)	7,822	(66.6)%
Income tax benefit	—	(3,095)	3,095	(100.0)%
Net loss	$(25,369)	$(36,943)	$11,574	(31.3)%
__________________________
* Not meaningful.
Revenue
Revenue increased $5.2 million, or 19.6%, to $31.9 million in the six months ended June 30, 2025 as compared to $26.6 million in the six months ended June 30, 2024 due to increased sales volume that was partially offset by steep declines in lithium prices. Sales volume of spodumene concentrate increased approximately 17,700 dmt, or 60.0%, to approximately 47,200 dmt in the six months ended June 30, 2025 as compared to approximately 29,500 dmt in the six months ended June 30, 2024. While sales volume increased 60.0%, revenue increased 19.6% as steep declines in lithium prices in 2024 and the first half of 2025 partially offset higher volumes. All revenue was generated from sales of spodumene concentrate produced at NAL and purchased as part of our offtake agreement with Sayona Quebec.
Our realized prices were $675 per dmt of spodumene concentrate (approximately 5.3% Li2O grade) and $903 per dmt of spodumene concentrate (approximately 5.5% Li2O grade) for the six months ended June 30, 2025 and 2024, respectively. The decline in lithium prices resulted in realized prices declining $228 per dmt, or 25.2%, in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Realized price is the average estimated price, net of certain distribution and other fees, and includes referenced pricing data up to June 30, 2025 and 2024 for the six months ended June 30, 2025 and 2024, respectively, and may be subject to final adjustment. For certain contracts, the final adjusted price may be higher or lower than the average estimated realized price based on future market price movements. For contracts where final pricing has yet to be determined, we estimate the final sales price based on expected market conditions and known quality measurements for purposes of revenue recognition and disclosure of realized prices. Any adjustments to the sales price will be reflected in subsequent periods.
Gross Profit (Loss) and Gross Profit Margin
Gross profit decreased $2.8 million, or 213.7%, to a gross loss of $1.5 million in the six months ended June 30, 2025 as compared to gross profit of $1.3 million in the six months ended June 30, 2024. Gross profit margin declined to (4.7)% in the six months ended June 30, 2025 compared to 4.9% in the six months ended June 30, 2024. The decrease in gross profit and gross profit margin was due to the decline in lithium prices as part of the continued lithium market downturn as well as our preferential offtake agreement which includes a price ceiling of $900 per dmt for 6.0% Li2O spodumene concentrate. Our cost of sales was at the $900 ceiling price per dmt for 6.0% Li2O spodumene concentrate for the six months ended June 30, 2024, which drove higher gross profit margins during this time period.
Our realized costs of sales were $707 per dmt of spodumene concentrate and $858 per dmt of spodumene concentrate in the six months ended June 30, 2025 and 2024, respectively. Realized costs of sales is the average costs of sales based on our offtake pricing agreement with Sayona Quebec for the purchase of spodumene concentrate at a market price subject to a floor of $500 per dmt and a ceiling of $900 per dmt, with adjustments for product grade, and freight.
Exploration Costs
Exploration costs decreased $0.1 million, or 100.0%, to nil in the six months ended June 30, 2025 as compared to $0.1 million in the six months ended June 30, 2024. The decrease in costs was primarily driven by a decrease in exploration and engineering activities related to new project targets. As part of our 2024 Cost Savings Plan, we have substantially reduced, or in certain cases eliminated, exploration costs in response to the lithium market downturn.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $3.9 million, or 22.9%, to $13.2 million in the six months ended June 30, 2025 as compared to $17.1 million in the six months ended June 30, 2024. The decrease in selling, general and administrative expenses was primarily due to cost savings recognized as part of our 2024 Cost Savings Plan, which included lower professional and consulting fees and lower employee compensation costs and travel costs in connection with our workforce reduction during 2024. Partially offsetting the decrease in selling, general and administrative expenses was an increase associated with professional and consulting fees for our pending Merger with Sayona Mining totaling $2.7 million and nil in the six months ended June 30, 2025 and 2024, respectively. Stock-based compensation expense included in selling, general and administrative expenses was $1.9 million and $4.1 million in the six months ended June 30, 2025 and 2024, respectively.
Loss from Equity Method Investments
Loss from equity method investments decreased $4.3 million to a loss of $6.1 million in the six months ended June 30, 2025 as compared to loss of $10.4 million in the six months ended June 30, 2024. The loss from equity method investments of $6.1 million in the six months ended June 30, 2025 reflects our proportionate share of loss resulting from our equity investments in Sayona Quebec and Vinland Lithium. The loss from equity method investments of $10.4 million in the six months ended June 30, 2024 reflects our proportionate share of loss from our equity investments in Sayona Mining, Sayona Quebec, Atlantic Lithium, and Vinland Lithium. See Note 11—Equity Method Investments for further information on our equity method investments.
Restructuring Charges
We initiated our 2024 Cost Savings Plan in the first quarter of 2024. As part of our 2024 Cost Savings Plan, we recognized restructuring charges of $0.7 million and $2.1 million in the six months ended June 30, 2025 and 2024, respectively. Restructuring charges in the six months ended June 30, 2025 consisted of $0.1 million in severance and employee benefits costs, $0.5 million in exit costs related to the planned exit of our monofill disposal facility in Etowah, Tennessee, and $40.0 thousand in other restructuring related expenses. Restructuring charges in the six months ended June 30, 2024 consisted of $1.3 million in severance and employee benefits costs, $0.6 million in stock-based compensation related to accelerated vesting of certain stock-based compensation awards in connection with our workforce reduction, $0.1 million in exit costs related to the planned exit of our monofill disposal facility in Etowah, Tennessee, and the consolidation of our corporate office to a single location in Belmont, North Carolina, and $0.1 million in other restructuring related expenses.
Other (Expense) Income
Other (expense) income decreased $7.8 million, or 66.6%, to $3.9 million in the six months ended June 30, 2025 as compared to $11.7 million in the six months ended June 30, 2024. Included in other expense for the six months ended June 30, 2025, was a loss on marketable securities of $3.9 million and a loss on sale of assets of $0.2 million. These losses were partially offset by net interest income of $0.1 million. Included in other expense for the six months ended June 30, 2024, was a loss on sale of shares in Sayona Mining of $17.2 million, partially offset by a gain on the sale of shares in Atlantic Lithium of $3.1 million, a gain on dilution related to the issuance of additional shares of Atlantic Lithium of $0.2 million, and net interest income of $1.2 million, as well as a gain on marketable securities of $1.6 million, offset by a loss on sale of assets of $0.7 million.
Income Tax Benefit
Income tax benefit was nil in the six months ended June 30, 2025 as compared to $3.1 million in the six months ended June 30, 2024. The decrease in income tax benefit was due to Australian tax effects of the sale of shares in Sayona Mining in the six months ended June 30, 2024.

Liquidity and Capital Resources
Overview
As of June 30, 2025, our principal sources of liquidity were cash and cash equivalents of $56.1 million and a fully-utilized Credit Facility totaling $25.0 million. Cash and cash equivalents consisted of institutional insured liquid deposits and cash deposit accounts. The vast majority of our cash and cash equivalents were held in the U.S. and covered by FDIC insured limits. Our predominant source of cash to date has been generated through equity financing from issuances of our common stock. We have a universal shelf registration statement which allows us to issue up to $500 million of securities as of June 30, 2025, and expires on September 26, 2027. In 2024, we entered into an ATM Program with a registered agent for potential, future issuances of our common stock under our shelf registration statement. As of the date of this filing, we have not issued common stock under our ATM Program. There are many factors that could significantly impact our ability to raise funds through equity and debt financing as well as influence the timing of future cash flows.
Our primary uses of cash during the six months ended June 30, 2025 consisted of: (i) working capital requirements mainly associated with purchases of spodumene concentrate from NAL and our corporate costs; (ii) cash expenditures associated with our 2024 Cost Savings Plan of $1.7 million; (iii) purchases of real property and associated mining interests of $1.1 million associated with Carolina Lithium; (iv) advances to Atlantic Lithium primarily for exploration and evaluation activities, certain development activities, and permitting and approval activities related to our investment in Ewoyaa totaling $2.3 million; and (v) costs associated with our planned Merger with Sayona Mining.
On September 11, 2024, we entered into a Credit Facility that enables us to borrow up to $25.0 million. The Credit Facility expires on December 31, 2028. Borrowings are based on future, committed volumes of spodumene concentrate. Interest is payable quarterly at the rate of SOFR plus 2.4%. In the event we experience a material change in creditworthiness, the lender has the right to modify the payment terms of the Credit Facility including acceleration of repayment up to the full amount of any outstanding borrowings.
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
In 2025, we plan to deliver customer shipments of spodumene concentrate totaling 113,000 dmt to 125,000 dmt and fund capital expenditures totaling $3.0 million to $5.0 million and investments in and advances to affiliates totaling $13.0 million to $18.0 million. These full-year funding ranges reflect a substantial decrease in capital expenditures and joint venture funding compared to the full-year 2024. Our outlook for planned capital expenditures and investments in and advances to affiliates is subject to market conditions.
As of June 30, 2025, we have entered into land option agreements in North Carolina totaling $8.0 million with current payment schedules as follows: $1.4 million in 2025, $6.4 million in 2026, $23.0 thousand in 2027, $23.0 thousand in 2028, and $0.2 million thereafter. These amounts do not include closing costs such as attorneys’ fees, taxes, and commissions. We are not obligated to exercise our land option agreements, and we are able to cancel our land acquisition contracts, at our option with de minimis cancellation costs, during the contract option period. Due to current market conditions, we expect to defer to 2026 and beyond the purchase of the majority of our land option agreements coming due in 2025. If we are unsuccessful in deferring certain land purchases, we may decide to cancel certain option agreements for land purchases. We are evaluating these option agreements, and the decision to exercise will be influenced by market conditions and other relevant factors that align with our Company’s long-term growth strategy. Certain land option agreements and land acquisition contracts become binding upon commencement of construction for Carolina Lithium.
Based on our operating plan, which includes our fully implemented 2024 Cost Savings Plan and ongoing access to and utilization of the Credit Facility discussed above, we believe our cash on hand will be sufficient to fund our operations and meet our obligations as they come due for the twelve months following the date our unaudited consolidated financial statements are issued. Additionally, we expect to finance our future cash requirements, including the funding of our lithium projects, through a combination of strategic partnerships, non-core asset sales, equity offerings, and debt financings. Our operating plan and expectation of future financings include estimates and assumptions that may prove to be wrong or may need to be modified due to many factors, including lithium pricing. As a result, we could deplete our capital resources sooner than we currently expect. No assurances can be given that any additional cost reduction strategies or anticipated funding would be sufficient to meet our needs.
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
Cash Flows
The following table is a condensed schedule of cash flows provided as part of the discussion of liquidity and capital resources:

(in thousands)	Six Months Ended June 30,
Net cash (used in) provided by:	2025	2024
Operating activities	$(21,328)	$(28,781)
Investing activities	(9,085)	17,334
Financing activities	(1,353)	(1,305)
Net decrease in cash and cash equivalents	$(31,766)	$(12,752)
Cash Flows from Operating Activities
Operating activities used $21.3 million and $28.8 million in the six months ended June 30, 2025 and 2024, respectively, resulting in a decrease in cash used by operating activities of $7.5 million. The decrease was mainly due to a decrease of $6.2 million in working capital outflows. In addition, we had a decrease in net loss of $1.2 million, net of certain noncash items including gain (loss) on sale of equity method investments, loss from sale of assets, loss from equity method investments, stock compensation expense, gain on marketable securities, and deferred taxes.
Cash Flows from Investing Activities
Investing activities used $9.1 million and provided $17.3 million in the six months ended June 30, 2025 and 2024, respectively, resulting in an increase in cash used by investing activities of $26.4 million.
The increase was driven by cash inflows from investing activities in the six months ended June 30, 2024 consisting of the receipt of $49.1 million in net proceeds from the sale of our entire equity interest in Sayona Mining and the partial sale of our equity interest in Atlantic Lithium, partially offset by cash used for investing activities related to investments in Sayona Quebec of $15.0 million.

Certain decreases in cash used by investing activities included a decrease in capital expenditures of $7.0 million and a decrease in cash advances totaling $5.9 million to Atlantic Lithium and Vinland Lithium for project advances to Ewoyaa and Killick Lithium, respectively.
Cash Flows from Financing Activities
Financing activities used $1.4 million and $1.3 million in the six months ended June 30, 2025 and 2024, respectively, resulting in an increase in cash used by financing activities of $0.1 million. The increase was primarily due to payments to tax authorities for employee share-based compensation and payments on debt and financing arrangements which increased $0.1 million and $0.2 million, respectively, compared to the prior year period.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in our risk factors from those disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report for the year ended December 31, 2024.
Item 4.    Controls and Procedures.
Our management, under supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer and Principal Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2025. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting identified in the evaluation for the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5.    OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2025, the previously disclosed Rule 10b5-1 trading plan adopted by Keith Phillips, President and CEO, expired in accordance with its terms. The plan was originally adopted on March 14, 2024, and provided for the automatic sale of a pre-determined number of shares of the Company’s common stock, subject to the terms and conditions of Rule 10b5-1 under the Securities and Exchange Act of 1934. No further transactions will occur under this plan following its expiration.

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

Piedmont Lithium Inc.
(Registrant)

Date: August 7, 2025	By:	/s/ Michael White
Michael White
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)